Form 10-Q
period 2017-01-31
BARE METAL STANDARD INC.
filed 2017-03-17
CIK 1658880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________to

Commission File Number: 000-55018

Bare Metal Standard, Inc.
(Exact name of registrant as specified in its charter)

Idaho	47-5572388
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

3604 S. Banner Street, Boise, Idaho	83709
(Address of principal executive offices)	(Zip Code)

(208) 898-9379
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company, defined in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No ☑

There were 31,515,000 shares of Common Stock outstanding as of March 7, 2017.

Table of Contents
Bare Metal Standard, Inc.
Index to Form 10-Q
For the Quarterly Period Ended December 31, 2016

Part I. Financial Information
Item 1. Financial Statements

Bare Metal Standard, Inc.
Balance Sheets
(unaudited)

	January 31	October 31
	2017	2016

Assets
Current assets
Cash	$59,607	$87,488
Accounts receivable	2,662	-
Accounts receivable - related parties	6,077	-
Inventory	5,250	-
Total current assets	73,596	87,488

Total assets	73,596	$87,488

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$7,365	$16,249

Total current liabilities	7,365	16,249

Stockholders' equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
none issued and outstanding as of January 31, 2017 and October 31, 2016	-	-
Common stock, $0.001 par value; 80,000,000 shares authorized;
31,515,000 and 31,475,000 shares issued and outstanding as of
January 31, 2017 and October 31, 2016	31,515	31,475
Additional paid-in capital	257,035	237,075
Accumulated deficit	(222,319)	(197,311)
Total stockholders' equity	66,231	71,239

Total liabilities and stockholders' equity	$73,596	$87,488

(see accompanying notes to unaudited  financial statements)

Bare Metal Standard, Inc.
Statements of Operations
(unaudited)

		For the Period from
	For the Three Months	Inception (November 12, 2015)
	Ended January 31	Through January 31
	2017	2016
Revenue
Product sales	$2,661	$-
Product sales - related parties	6,078	-
Total revenue	8,739
Cost of revenue	(7,225)	-
Gross income	1,514	-

Operating expenses
General and administrative expenses	26,522	31,014
Total operating expenses	26,522	31,014

Loss from operations	(25,008)	(31,014)

Net loss	$(25,008)	$(31,014)

Basic and diluted net loss per common share	$(0.00)	$(0.01)

Weighted average common shares outstanding
Basic and diluted	31,497,174	3,875,000

(see accompanying notes to unaudited  financial statements)

Bare Metal Standard, Inc.
Statements of Cash Flows
(unaudited)

		For the Period from
	For the Three Months	Inception (November 12, 2015)
	Ended January 31	Through January 31
	2017	2016
Cash flows from operating activities
Net loss	$(25,008)	$(31,014)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	-	31,000
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,662)	-
Increase in accounts receivable - related parties	(6,077)	-
Increase in inventory	(5,250)	-
Decrease in accounts payable	(8,884)	-
Net cash used in operating activities	(47,881)	(14)

Cash flows from financing activities
Loan from related party	-	50
Cash received from sale of common stock	20,000	-
Net cash provided by financing activities	20,000	50

Increase in cash and cash equivalents	(27,881)	36

Cash,, beginning balance	87,488	-

Cash, ending balance	$59,607	$36

(see accompanying notes to unaudited  financial statements)

NOTE 1 - ORGANIZATION AND OPERATIONS

The Company was incorporated, as Bare Metal Standard, Inc., on November 12, 2015 under the laws of the State of Idaho.  The Company plans to engage in the business of kitchen exhaust cleaning.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited interim financial statements of Bare Metal Standard, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the period  ended October 31, 2016 contained in the Company’s Form S 1/A  originally filed with the Securities and Exchange Commission on January 9, 2017.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the period ended October 31, 2016 as reported in the Company’s Form S 1/A have been omitted.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Adopted Accounting Pronouncements
The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances.  Accounts receivable as of January 31, 2017 consists of amounts for product sales to customers, including the cost of freight incurred to ship the product.  An allowance for doubtful accounts will be provided for those accounts receivable considered to be uncollectable based on historical experience and management’s evaluation of outstanding accounts receivable at the end of the period. Bad debts will be written off against the allowance when identified. The Company determined that no allowance was required at January 31, 2017.

Inventory
As of January 31, 2017 the company had $5,250 worth of inventory, valued on an average cost basis.  The inventory is reviewed at least quarterly and adjusted for obsolescence and discrepancies.

Revenue Recognition
The Company derives revenue from the sale of franchises, and products, services and training to support the franchisees. Revenue recognized during the three months ended January 31, 2017 was from product sales.

The Company recognizes revenue when it is realized or realizable and earned, and therefore only recognizes revenue when a franchise agreement has been entered into and the franchise fee received.  The Company recognizes revenue from the sale of products and services when the product has been shipped or the services have been provided in accordance with the contract entered into with the customer.

The Company must meet all of the following four criteria in order to recognize revenue:

•	Persuasive evidence of an arrangement exists
•	Delivery has occurred
•	The sales price is fixed or determinable
•	Collection is reasonably assured

Payments received in advance of satisfaction of the relevant criteria for revenue recognition are recorded as advances from customers.

NOTE 3 - GOING CONCERN

The accompanying unaudited interim financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the three months ended January 31, 2017, the Company incurred a net loss of $25,008, and an accumulated deficit of $222,319, as of the same date.  If the Company is unable to generate profits and is unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustment relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is taking certain steps to provide the necessary capital to continue its operations. These steps included, but are not limited to: 1) focus on sales to minimize the need for capital at this stage; 2) raising equity financing; 3) continuous focus on reductions in cost where possible.

NOTE 4 – RELATED PARTY TRANSACTIONS

During November 2015, the Company CEO loaned the Company $50 as an unsecured open line of credit which was unpaid at January 31, 2016 and was forgiven by the CEO during the period ended July 31, 2016, and considered a capital contribution.

During the three months ended January 31, 2017 the Company sold $6,077 worth of product and freight to one related company.

We have entered into a verbal agreement with Taylor Brothers to use two of their offices until we raise 66% of our offering.  At that time we will begin paying $5,000 per month to Taylor Brothers.

NOTE 5 - STOCKHOLDERS' EQUITY

Common Stock
As of January 31, 2017, there were 80,000,000 shares of common stock authorized having a par value of $0.001 and there were 31,515,000 issued and outstanding.

During the three months ended January 31, 2017 the Company sold, for cash, 40,000 restricted common shares units to three investors at a cost of $0.50 per share unit for total proceeds of $20,000. Each unit consists of one share of our common stock, and one warrant to purchase one share of common stock within 24 months of issuance, for $2.00

Preferred Stock
As of October 31, 2016, there were 20,000,000 preferred shares authorized having a par value of $0.001, and none issued.

NOTE 6 – MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

The Company has certain customers whose revenue, during the three months ended January 31, 2017 represented in excess of 10% of the total revenue and accounts receivable.

Concentration of Revenue-
During the three months ended January 31, 2017 the Company sold product, including freight, totaling $6,078 or 70% of its total revenue, to  one related company.

Concentration of Accounts Receivable-
As of January 31, 2017, one related party account for $6,078 of accounts receivable.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "anticipate," "believe," "estimate," "will," "plan," "seeks," "intend," and "expect" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Quarterly Report on Form 10-Q All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Quarterly Report on Form 10-Q. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in, "Management's Discussion and Analysis and Results of Operations", included in our Annual Report on Form S-1/A for the period ended October 31, 2016.

Results of Operations

Overview of Current Operations

Bare Metal Standard, Inc. was incorporated in the State of Idaho on November 12, 2015, under the name Bare Metal Standard, Inc. We consider ourselves to be an emerging growth company under applicable federal securities laws and will be subject to reduced public company reporting requirements. From our inception to date, we have generated no revenues, and our operations have been limited to organizational, start-up, and capital formation activities. Our plan of operation is to engage in the business of commercial kitchen grease exhaust system cleaning.

Our Business

Bare Metal Standard provides franchise opportunities in the services of commercial kitchen grease exhaust systems (GES).

Bare Metal Standard intends to support all its franchises through a centralized workflow system named Shifts Software that the company created and owns. This application will be capable of managing hundreds of franchisees and thousands of customer locations. The workflow system exists on redundant servers throughout the USA to ensure connectivity. The company intends to purchase consumables to leverage its buying power and maintain its uniformity. Our franchisees will purchase from us directly the same quality products to maintain uniformity in our cleaning process.

The Company’s business model comes from the traditional franchise model that has proven to be successful for many service focused offerings. The primary value of our business model is to leverage the knowledge, capital and passion, equipment and processes to build a national brand to deliver a consistent level of services throughout the United States and beyond. Once we are operational with clients the business model is secure with recurring revenue from the required service (by code NFPA 96) on a quarterly basis (quarterly is typical, some potential customers are monthly, every 2, 4, 6 months to a few who go annually). The NFPA (National Fire Protection Associations) guidelines are adopted by insurance companies and local fire departments for the safety of the public. It has become mandatory for industrial kitchens maintain a monthly, quarterly or semiannual cleaning schedule depending on what they cook. A barbecue restaurant would be required to clean their hoods monthly compared to a nursing homes semiannual cleaning Local authority departments monitor these schedules with on site inspections. Our mission is to transform this business sector into a rationalized national brand that will have the strength to expand throughout the United States and beyond.

Our principal service is providing support and training for our franchisees helping them to become successful with our proven track record. We do not own any patents or trademarks but we are licensed in the appropriate states that we offer under the franchising laws of that State.
We are registered in all the States in the United States to sell and operate our franchises except the following 10 States; California, Hawaii, Illinois, Maryland, Michigan, New York, North Dakota, South Dakota, Rhode Island, and Wisconsin. We intend to register in the remaining States as needed.

We have entered into a verbal agreement with Taylor Brothers to use two of their offices until we raise 66% of our offering. At that time we will begin paying $5,000 a month to Taylor Brothers. We have no intention to acquire or carry on Taylor Brothers operations as they have been in business for over 25 years very successfully. We intend to be in the business of selling and supporting our own franchises in the same industry. Our Franchisees will never be involved with Taylor Brothers.
The officers and directors of Bare Metal Standard are currently officers and directors of Taylor Brothers. James Bedal and Mike Taylor will resign their positions with Taylor Brothers and work full time for Bare Metal Standard. Bare Metal Standard will rely upon the business network and relationships built by Mr. Bedal and Mr. Taylor over their many years in business. It is the intention of Bare Metal Standard to assume the support and maintenance of the existing franchise agreements of the current Taylor Brothers franchisees from Taylor Brothers, as Taylor Brothers has ceased selling franchises. At that point Bare Metal Standard will inherit franchises in Kansas City, Wichita Kansas, Tulsa Oklahoma, East Texas, Des Moines Iowa, Portland Oregon, Boise Idaho and Salt Lake City Utah. All discussions leading to the propose transaction has been with the principals of Taylor Brothers and Bare Metal Standard only. We will be exercising “14.1 General Provision” in all the franchisee contracts our franchisees have with Taylor Brothers;

14.1.1 This Agreement shall inure to the benefit of the successors and assigns of Franchisor. Franchisor shall have the right to transfer or assign this Agreement to any person or legal entity who assumes its terms and agrees to comply with Franchisor’s obligations contained herein, but who meets the qualifications and requirements of Franchisor. Any transfer must be approved in writing by Franchisor. Franchisor shall have no liability for the performance of any obligations contained in this Agreement after the effective date of such transfer or assignment. As of this date there are no written or verbal agreements between Taylor Brothers and Bare Metal, Inc. Additionally there is no agreement with the franchisees between Taylor Brothers and Bare Metal Standard, Inc. and one is not needed to execute this transaction because of General Provision 14.1. Taylor Brothers and Bare Metal Standard will retain legal counsel  to seamlessly execute this transaction not to affect franchisee operations. In exchange Bare Metal Standard, Inc. will continue to support their franchisees and receive their 10% royalty for continued support. Thus, there is, in the opinion of management, limited chance of Taylor Brothers competing with Bare Metal Standard’s potential franchisees.

We believe that our potential customers understand the financial and reputational risks associated with inadequate maintenance of their kitchen hoods and that our high quality, professional services are low-cost expenditures when compared to the alternative of failing to perform essential maintenance. We strive to be the service provider of choice and believe our customers have recognized our value proposition, as evidenced by our long-standing customer relationships our management team has and the high rate at which our potential customers renew their contracts from year to year.

Our focus on attracting and retaining new customers for our franchisees begins with our associates in the field, who interact with prospective customers every day. Our associates bring a strong level of passion and commitment to the Bare Metal brand. We have extensive experience to bring to our new company. Our field organization is supported by dedicated customer service and call center personnel. Our culture of continuous improvement drives an intense focus on the quality of the services delivered, which we believe produces high levels of customer satisfaction and, ultimately, customer retention and referrals.

Our expansion, both in existing markets of potential franchisees, where we have capacity to increase our local market position with franchises, and in new markets through detailed assessments of local economic conditions and demographics, we have identified target markets where we see opportunities. We intend to grow our presence through strategic franchise expansions and additional licensing agreements

COMPETITION

We may not have the resources to compete with our existing competitors or with any new competitors. We intend to compete with many other competitors who perform wheelchair repairs, all of which have significantly greater personnel, financial, and managerial resources than we do. This competition from other companies with greater resources and reputations may result in our failure to maintain or expand our business.

Moreover, as the demand for the servicing of commercial kitchen grease exhaust systems increases, new companies may enter the market and the influx of added competition will pose an increased risk to our Company. Increased competition may lead to price wars, which would harm us since we would be unable to compete with companies with greater resources. In addition, increased competition and increased demand may create a stress on the wheelchair manufacturers, output capabilities, which may lead to increased prices, which would also harm our ability to compete in the wheelchair market.

INTELLECTUAL PROPERTY

We rely or plan to rely on a combination of trademark, copyright, trade secret and patent laws in the United States, as well as confidentiality procedures and contractual provisions to protect our commercial kitchen grease exhaust system maintenance methodologies and any new methodologies we might develop in the future. We currently have no pending patents nor trademarks.

From time to time, we expect that we may encounter disputes over rights and obligations concerning intellectual property. Also, the efforts management has taken to protect its proprietary rights may not be sufficient or effective. Any significant impairment of its intellectual property rights could harm the existing business, the brand and reputation, and the ability of the business to compete on a going forward basis. Also, protecting our intellectual property rights could be costly and time consuming.

Employees

We currently has no employees, our CEO performs all duties related to the operations of this business. We also plan to utilize additional independent contractors on a part-time/as needed basis.

Property

Our corporate headquarters are located at: 3604 S. Banner Street, Boise, Idaho 83709. We do not own any real property. Management believes that its current facilities are adequate for its needs through the next twelve months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms, although there can be no assurance in this regard.

Results of Operations for the three months ended January 31, 2017 and for the period from November 12, 2015 (Inception) through January 31, 2016

During the three month period ended January 31, 2017, the Company generated total revenues of 8,739, of which $6,078 is from products sold to a related party. In addition, the Company does not expect to generate any profit for the next twelve months.

For the three months ending January 31, 2017, we experienced a net loss of $25,008, as compared to a net loss of $31,014  for the period from November 12, 2015 (Inception) through January 31, 2016. The net loss for the three months ending January 31, 2017 was attributed to $26,522 in general & administrative expenses, as compared to $31,014 in general & administrative expenses for the period from November 12, 2015 (Inception) through January 31, 2016.  The $31,014 consisted of the cost of issuing 30,00 common restricted shares to founders for services previously rendered and services to be rendered during the start-up period, plus the cost of issuing 1,00,00 common restricted shares to a consultant for services provided during the S-1 approval process.  The $26,522 is comprised of $10,50 for professional fees related to preparation of financial statements and $16,472 of other general and administrative costs.

Revenues

The Company has generated total revenues of $8,739 for the three months January 31, 2017 of which $6,078 was for products sold to Taylor Brothers, a Company owned by the Company’s President. As of January 31, 2017, the Company had an accumulated deficit of $222,319. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Plan of Operation

The Company’s plan of operation is to provide franchise opportunities in the services of commercial kitchen grease exhaust systems (GES). As of January 31, 2017, we had $59,607 cash on hand and total accounts receivable of $8,739 of which $6,077 is due from related party for Products sold to Taylor Brothers, a Company owned by Bare Metal’s President. Management believes, without any additional funding or revenues, the Company has sufficient cash to finance its operations, for a period of twelve months, which estimate includes the additional expenses the Company will incur as a reporting company. We will apply any proceeds from future revenues to help cover our expenditures. At this time, management does not anticipate it will be required to seek outside funding to keep its business operational for the next twelve months. However, does not preclude management from seeking funding in the future.

If we experience losses in our first year of business operations, we do not believe such losses would prevent us from continuing our operations for our first year, based on our current cash reserves. If and when the time comes that we seek funding, we plan to rely on equity sales of our common shares in order to continue to fund our business operations. And, we would have to issue equity or enter into a strategic arrangement with a third party. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any of additional sales of our equity securities or other financing to fund our business operations. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Future funding could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

Going Concern

Our independent auditors included an explanatory paragraph in their report on the October 31, 2016 audited financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations.

Therefore, management plans to raise equity capital to finance the operating and capital requirements of the Company. While the Company is devoting its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Summary of any product research and development that we will perform for the term of our plan of operation.

We do not anticipate performing any product research and development under our current plan of operation.

Expected purchase or sale of plant and significant equipment.

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees.

As of January 31, 2017, we did not have any employees. We are dependent upon our two officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

The Company is authorized to issue 80,000,000 shares of its $0.001 par value common stock. As of January 31, 2017, the Company has 31,515,000 shares of common stock issued and outstanding. As of January 31, 2017, the Company had current assets of $73,596 and current liabilities of $7,365.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. In order for the Company to remain a Going Concern it will need to find additional capital or generate revenues. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders),or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

Management believes the Company has sufficient cash assets to fund its operations and keep the Company fully reporting for the next twelve (12) months, without seeking additional outside funding.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Revenue Recognition: We recognize revenue from product sales once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonable assured.

New Accounting Standards

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rule 13a-15(e) and15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this quarterly report.

PART II. OTHER INFORMATION

Item 1 -- Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

Item 1A - Risk Factors

See Risk Factors set forth in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2016 and the discussion in Item 1, above, under "Liquidity and Capital Resources."

Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.

Item 5 -- Other Information

None.

Item 6 -- Exhibits

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date

3.1	Articles of Incorporation, as currently in effect		S-1		3.1	03/22/2016
3.2	Bylaws, as currently in effect		S-1		3.1	03/22/2016

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	☒
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	☒

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Bare Metal Standard Registrant

Date: March 14, 2017	/s/ James Bedal
Name: James Bedal
Its: Principal Executive Officer Principal Financial Officer Principal Accounting Officer