Form 10-Q
period 2017-04-30
BARE METAL STANDARD INC.
filed 2017-06-14
CIK 1658880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2017

OR

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
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐ Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There were 31,515,000 shares of Common Stock outstanding as of June 12, 2017.

Table of Contents
Bare Metal Standard, Inc.
Index to Form 10-Q
For the Quarterly Period Ended April 30, 2017

PART I	Financial Information	3

ITEM 1.	Financial Statements	3
	Unaudited Balance Sheets as of April 30, 2017 and October 31, 2016	3
	Unaudited Statements of Operations for the three months ended April 30, 2017 and April 30, 2016 and the six months ended April 30, 2017 and November 12, 2015 (Inception) through April 30, 2016	4
	Unaudited Statements of Cash Flows for the six months ended April 30, 2017 and November 12, 2015 (Inception) through April 30, 2016	5
	Notes to the Unaudited Interim Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	16

ITEM 4T.	Controls and Procedures	16

PART II	Other Information	18

ITEM 1.	Legal Proceedings	18

ITEM 1A.	Risk Factors	18

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

ITEM 3.	Defaults Upon Senior Securities	18

ITEM 4.	Submission of Matters to a Vote of Security Holders	18

ITEM 5.	Other Information	18

ITEM 6.	Exhibits	19

	SIGNATURES	20

Part I. Financial Information
Item 1. Financial Statements

Bare Metal Standards, Inc.
Balance Sheets
(unaudited)

	April 30	October 31
	2017	2016

Assets
Current assets
Cash	$26,662	$87,488
Accounts receivable	60,210	-
Accounts receivable - related parties	19,872	-
Inventory	15,301	-
Total current assets	122,045	87,488

Total assets	$122,045	$87,488

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued liabilities	$64,714	$16,249

Total current liabilities	64,714	16,249

Stockholders' equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
none issued and outstanding as of April 30, 2017 and October 31, 2016	-	-
Common stock, $0.001 par value; 80,000,000 shares authorized;
31,515,000 and 31,475,000 shares issued and outstanding as of
April 30, 2017 and October 31, 2016	31,515	31,475
Additional paid-in capital	257,035	237,075
Accumulated deficit	(231,219)	(197,311)
Total stockholders' equity	57,331	71,239

Total liabilities and stockholders' equity	$122,045	$87,488

(see accompanying notes to unaudited  financial statements)

Bare Metal Standard, Inc.
Statements of Operations
(unaudited)

				From Inception
	For the Three Months		For the Six Months	(November 12, 2015)
	Ended April 30,		Ended April 30,	thru April 30,
	2017	2016	2017	2016
Revenue
Product sales and services	$117,201	$-	$119,862	$-
Product sales and services - related parties	52,748	-	58,826	-
Total revenue	169,949	-	178,688	-
Cost of revenue	(49,647)	-	(56,872)	-
Gross income	120,302	-	121,816	-

Operating expenses
General and administrative expenses	129,202	90,544	155,724	121,558
Total operating expenses	129,202	90,544	155,724	121,558

Loss from operations	(8,900)	(90,544)	(33,908)	$(121,558)

Net loss for the period	$(8,900)	$(90,544)	$(33,908)	$(121,558)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding
Basic and diluted	31,515,000	31,078,000	31,505,939	18,276,588

(see accompanying notes to  unaudited financial statements)

Bare Metal Standard, Inc.
Statements of Cash Flows
(unaudited)

		From Inception
	For the Six Months	(November 12, 2015)
	Ended April 30	thru April 30,
	2017	2016
Cash flows from operating activities
Net loss	$(33,908)	$(121,558)
Adjustments to reconcile net loss to net cash used
in operating activites
Common stock issued for services	-	31,000
Changes in operating assets and liabilities:
Increase in accounts receivable	(60,210)	-
Increase in accounts receivable - related parties	(19,872)	-
Increase in inventory	(15,301)	-
Increase in accounts payable	48,465	73,045
Net cash used in operating activities	(80,826)	(17,513)

Cash flows from financing activities
Loan from related party	-	50
Cash received from sale of common stock	20,000	60,000
Net cash provided by financing activities	20,000	60,050

Increase in cash and cash equivalents	(60,826)	42,537

Cash, beginning balance	87,488	-

Cash, ending balance	$26,662	$42,537

(see accompanying notes to unaudited  financial statements)

Bare Metal Standards, Inc.
Notes to Unaudited Financial Statements
For the Three Months Ended April 30, 2017

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

Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances.  Accounts receivable as of April 30, 2017 consists of amounts owing by franchisees for monthly royalty commitments and for product sales to customers, including the cost of freight incurred to ship the product.  An allowance for doubtful accounts will be provided for those accounts receivable considered to be uncollectable based on historical experience and management’s evaluation of outstanding accounts receivable at the end of the period. Bad debts will be written off against the allowance when identified. The Company determined that no allowance was required at April 30, 2017.

Inventory
As at April 30, 2017 the Company had $15,301 worth of inventory, valued on an average cost basis.  The inventory is reviewed at least quarterly and adjusted for obsolescence and discrepancies.

Bare Metal Standards, Inc.
Notes to Unaudited Financial Statements
For the Three Months Ended April 30, 2017

Revenue Recognition
The Company derives revenue from the sale of franchises, and products, services and training to support the franchisees.

The Company recognizes revenue when it is realized or realizable and earned, and therefore only recognizes revenue when a franchise agreement has been entered into and the franchise fee received.  The Company recognizes revenue from the sale of products, royalties, and services when the product has been shipped or the services have been provided in accordance with the contract entered into with the customer.

The Company must meet all of the following four criteria in order to recognize revenue:

•	Persuasive evidence of an arrangement exists
•	Delivery has occurred
•	The sales price is fixed or determinable
•	Collection is reasonably assured

Payments received in advance of satisfaction of the relevant criteria for revenue recognition are recorded as advances from customers.

 NOTE 3 - GOING CONCERN

The accompanying unaudited interim financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the six months ended April 30, 2017, the Company incurred a net loss of $33,908 and an accumulated deficit of $231,219 as of the same date.  If the Company is unable to generate profits and is unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six months ended April 30, 2017 the Company shipped and provided services for $58,826 worth of services, product and freight to one related company.

We have entered into a verbal agreement with Taylor Brothers to use two of their offices until we raise 66% of our offering. At that time we will begin paying $5,000 per month to Taylor Brothers.

Bare Metal Standards, Inc.
Notes to Unaudited Financial Statements
For the Three Months Ended April 30, 2017

NOTE 5 - STOCKHOLDERS' EQUITY

Common Stock
As of April 30, 2017, there were 80,000,000 shares of common stock authorized having a par value of $0.001 and there were 31,515,000 issued and outstanding.

During the six months ended April 30, 2017 the Company sold, for cash, 40,000 restricted common shares units to three investors at a cost of $0.50 per share unit for total proceeds of $20,000. Each unit consists of one share of our common stock, and one warrant to purchase one share of common stock within 24 months of issuance, for $2.00

Preferred Stock
As of April 30, 2017, there were 20,000,000 preferred shares authorized having a par value of $0.001, and none issued.

NOTE 6 – MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

The Company has unrelated customers and one related party customer, whose revenue, during the six months ended April 30, 2017 represented in excess of 10% of the total revenue and in excess of 10% of total accounts receivable.

Concentration of Revenue-
During the six months ended April 30, 2017 the Company collected royalties and sold product, including freight, totaling $$58,826 or 33.3% of its total revenue, to one related company; $34,452 or 19.3% to one non-related party and $36,000 or 20. 1% to a second non-related party.

Concentration of Accounts Receivable-
As of April 30, 2017, one related party accounted for $19,872 or 100%% of accounts receivable, related party. One non-related party accounted for $9,120 or 15% of total accounts receivable; a second non-related party accounted for $36,000 or 60% of total accounts receivable.

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

Results of Operations for the six months ended April 30, 2017 and for the period from November 12, 2015 (Inception) through April 30, 2017

During the six month period ended April 30, 2017, the Company generated total revenues of $178,688, of which $58,826 is from services and products sold to a related party. In addition, the Company does not expect to generate any profit for the next twelve months.

For the six months ending April 30, 2017, we experienced a net loss of $33,908, as compared to a net loss of $121,558 for the period from November 12, 2015 (Inception) through April 30, 2016. The net loss for the six months ending April 30, 2017 was attributed to $155,724 in general & administrative expenses, as compared to $121,558 in general & administrative expenses for the period from November 12, 2015 (Inception) through April 30, 2016.  The $121,558 consisted of the cost of issuing 30,000,000 common restricted shares to founders for services previously rendered and services to be rendered during the start-up period, plus the cost of issuing 1,000,000 common restricted shares to a consultant for services provided during the S-1 approval process, as well as an increase in accounts payable of $73,045.  The $155,724 is comprised of $10,500 for professional fees related to preparation of financial statements and $145,244 of other general and administrative costs.

Revenues

The Company has generated total revenues of $178,688 for the six months ended April 30, 2017 of which $58,826 was for products sold to Taylor Brothers, a Company owned by the Company’s President. As of April 30, 2017, the Company had an accumulated deficit of $231,219. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Plan of Operation

The Company’s plan of operation is to provide franchise opportunities in the services of commercial kitchen grease exhaust systems (GES). As of April 30, 2017, we had $26,662 cash on hand and total accounts receivable of $60,210 plus $19,872 due from a related party for products and services provided to two entities controlled by Taylor Brothers, a Company owned by Bare Metal’s President. Management believes, without any additional funding or revenues, the Company has sufficient cash to finance its operations, for a period of twelve months, which estimate includes the additional expenses the Company will incur as a reporting company. We will apply any proceeds from future revenues to help cover our expenditures. At this time, management does not anticipate it will be required to seek outside funding to keep its business operational for the next twelve months. However, does not preclude management from seeking funding in the future.

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

As of April 30, 2017, we did not have any employees. We are dependent upon our two officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

The Company is authorized to issue 80,000,000 shares of its $0.001 par value common stock. As of April 30, 2017, the Company has 31,515,000 shares of common stock issued and outstanding. As of April 30, 2017, the Company had current assets of $122,045 and current liabilities of $64,714.

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

None.

Item 3 -- Defaults upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.

Item 5 -- Other Information

None.

Item 6 -- Exhibits

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date

3.1	Articles of Incorporation, as currently in effect		S-1		3.1	03/22/2016
3.2	Bylaws, as currently in effect		S-1		3.1	03/22/2016

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Bare Metal Standard Registrant

Date: June 12, 2017	/s/ James Bedal
Name: James Bedal
Its: Principal Executive Officer Principal Financial Officer Principal Accounting Officer