Form 10-Q
period 2017-07-31
BARE METAL STANDARD INC.
filed 2017-09-13
CIK 1658880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No ☑

There were 31,625,000 shares of Common Stock outstanding as of September 6, 2017.

Table of Contents
Bare Metal Standard, Inc.
Index to Form 10-Q
For the Quarterly Period Ended July 31, 2017

Part I. Financial Information
Item 1. Financial Statements

Bare Metal Standards, Inc.
Balance Sheets
(unaudited)

	July 31	October 31
	2017	2016

Assets
Current assets
Cash	$3,204	$87,488
Accounts receivable	39,465	-
Accounts receivable - related parties	49,765	-
Inventory	12,876	-
Total current assets	105,310	87,488

Total assets	$105,310	$87,488

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued liabilities	$45,708	$16,249

Total current liabilities	45,708	16,249

Stockholders' equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
none issued and outstanding as of July 31 , 2017 and October 31, 2016		-
Common stock, $0.001 par value; 80,000,000 shares authorized;
31,515,000 and 31,475,000 shares issued and outstanding as of
July 31, 2017 and October 31, 2016	31,515	31,475
Additional paid-in capital	257,035	237,075
Accumulated deficit	(228,948)	(197,311)
Total stockholders' equity	59,602	71,239

Total liabilities and stockholders' equity	$105,310	$87,488

(see accompanying notes to unaudited  financial statements)

Bare Metal Standard, Inc.
Statements of Operations
(unaudited)

				From Inception
	For the Three Months		For the Nine Months	(November 12, 2015)
	Ended July 31,		Ended July 31,	thru July 31,
	2017	2016	2017	2016
Revenue
Product sales and services	$100,420	$-	$220,282	$-
Product sales and services - related parties	89,592	-	148,418	-
Total revenue	190,012	-	368,700	-
Cost of revenue	(23,884)	-	(80,756)	-
Gross income	166,128	-	287,944	-

Operating expenses
General and administrative expenses	163,857	28,892	319,581	150,450
Total operating expenses	163,857	28,892	319,581	150,450

Profit (Loss) from operations	2,270	(28,892)	(31,637)	(150,450)

Net profit (loss) for the period	$2,270	$(28,892)	$(31,637)	$(150,450)

Basic and diluted net loss per common share	$0.00	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding
Basic and diluted	31,515,000	31,159,348	31,508,993	22,800,305

(see accompanying notes to  unaudited financial statements)

Bare Metal Standard, Inc.
Statement of Cash Flows
(unaudited)

		From Inception
	For the Nine Months	(November 12, 2015)
	Ended July 31,	thru July 31,
	2017	2016
Cash flows from operating activities
Net loss	$(31,637)	$(150,450)
Adjustments to reconcile net loss to net cash used
in operating activites
Common stock issued for services	-	31,000
Changes in operating assets and liabilities:
Increase in accounts receivable	(39,465)	-
Increase in accounts receivable - related parties	(49,765)	-
Increase in inventory	(12,876)	-
Increase in accounts payable	29,459	44,085
Net cash used in operating activities	(104,284)	(75,365)

Cash flows from financing activities
Loan from related party	-	50
Cash received from sale of common stock	20,000	120,000
Net cash provided by financing activities	20,000	120,050

Increase in cash and cash equivalents	(84,284)	44,685

Cash, beginning balance	87,488	-

Cash, ending balance	$3,204	$44,685

Non-cash financing and investing activities
Forgiveness of related party loan payable	$-	$50

(see accompanying notes to unaudited  financial statements)

Bare Metal Standards, Inc.
Notes to Unaudited Financial Statements
For the Nine Months Ended July 31, 2017

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

Earnings (Loss) per Share
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss), adjusted for changes in income or loss that resulted from the assumed conversion of convertible shares, by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of July 31, 2017, there were no potentially dilutive securities included in the calculation as their effect was anti-dilutive.

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

Bare Metal Standards, Inc.
Notes to Unaudited Financial Statements
For the Nine Months Ended July 31, 2017

Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances.  Accounts receivable as of July 31, 2017 consists of amounts owing by franchisees for monthly royalty commitments and for product sales to customers, including the cost of freight incurred to ship the product.  An allowance for doubtful accounts will be provided for those accounts receivable considered to be uncollectable based on historical experience and management’s evaluation of outstanding accounts receivable at the end of the period. Bad debts will be written off against the allowance when identified. The Company determined that no allowance was required at July 31, 2017.

Inventory
As at, July 31, 2017 the Company had $12,876 worth of inventory, valued on an average cost basis.  The inventory is reviewed at least quarterly and adjusted for obsolescence and discrepancies.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited interim financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the nine months ended July 31, 2017, the Company incurred a net loss of $31,637 and an accumulated deficit of $228,948 as of the same date.  If the Company is unable to generate profits and is unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Bare Metal Standards, Inc.
Notes to Unaudited Financial Statements
For the Nine Months Ended July 31, 2017

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months and nine months ended July 31, 2017 the Company shipped $89,592 and $148,418, respectively, worth of product and freight to one related company.

We have entered into a verbal agreement with Taylor Brothers to use two of their offices until we raise 66% of our offering. At that time we will begin paying $5,000 per month to Taylor Brothers.

NOTE 5 - STOCKHOLDERS' EQUITY

Common Stock
As of July 31, 2017, there were 80,000,000 shares of common stock authorized having a par value of $0.001 and there were 31,515,000 issued and outstanding.

During the nine months ended July 31, 2017 the Company sold, for cash, 40,000 restricted common shares units to three investors at a cost of $0.50 per share unit for total proceeds of $20,000. Each unit consists of one share of our common stock, and one warrant to purchase one share of common stock within 24 months of issuance, for $2.00

Preferred Stock
As of July 31, 2017, there were 20,000,000 preferred shares authorized having a par value of $0.001, and none issued.

Common Stock Warrants
During the nine months ended July 31, 2017 the Company sold, for cash, 40,000 restricted common shares units to three investors at a cost of $0.50 per share unit for total proceeds of $20,000. Each unit consists of one share of our common stock, and one warrant to purchase one share of common stock within 24 months of issuance, for $2.00

NOTE 6 – MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

The Company has unrelated customers and one related party customer, whose revenue, during the nine months ended July 31, 2017 represented in excess of 10% of the total revenue and in excess of 10% of total accounts receivable.

Concentration of Revenue-
During the nine months ended July 31, 2017 the Company collected royalties and sold product, including freight, totaling $148,418 or 40.5% of its total revenue, to one related company and $70,927 or 19.4% to one non-related party.

Concentration of Accounts Receivable-
As of July 31, 2017, one related party accounted for $49,765 or 55.8% of total accounts receivable. One non-related party accounted for $16,718 or 18.7% of total accounts receivable; a second non-related party accounted for $11,154 or 12.5% of total accounts receivable.

Bare Metal Standards, Inc.
Notes to Unaudited Financial Statements
For the Nine Months Ended July 31, 2017

NOTE 7 – SUBSEQUENT EVENTS

On August 9, 2017 the Company sold 40,000 common shares to an investor at a cost of $0.50 per share for total proceeds of $20,000. In addition, the Company, on August 9, 2017, also issued 70,000 shares, to two vendors, at a cost of $0.50 per share for a total cost of $35,000.

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

The Company’s business model comes from the traditional franchise model that has proven to be successful for many service focused offerings. The primary value of our business model is to leverage the knowledge, capital and passion, equipment and processes to build a national brand to deliver a consistent level of services throughout the United States and beyond. Once we are operational with clients the business model is secure with recurring revenue from the required service (by code NFPA 96) on a quarterly basis (quarterly is typical, some potential customers are monthly, every 2, 4, 6 months to a few who go annually). The NFPA (National Fire Protection Associations) guidelines are adopted by insurance companies and local fire departments for the safety of the public. It has become mandatory for industrial kitchens maintain a monthly, quarterly or semiannual cleaning schedule depending on what they cook. A barbecue restaurant would be required to clean their hoods monthly compared to a nursing homes semiannual cleaning Local authority departments monitor these schedules with onsite inspections. Our mission is to transform this business sector into a rationalized national brand that will have the strength to expand throughout the United States and beyond.

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

Employees

We currently have six employees. Our CEO performs all duties related to the operations of this business. We also plan to utilize additional independent contractors on a part-time/as needed basis.

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

Results of Operations for the nine months ended July 31, 2017 compared to the period from November 12, 2015 (Inception) through July 31, 2017 and the three months ended July 31, 2017 compared to the three months ended July 31, 2016.

During the nine month period ended July 31, 2017, the Company generated total revenues of $368,700, of which $148,418 is from services and products sold to a related party. In addition, the Company does not expect to generate cumulative profit for the year ended October 31, 2017.  During the three months ended July 31, 2017, the Company generated total revenues of $190,012 compared to 0 revenue generated during the same three months of 2016.

For the nine months ending July 31, 2017, we experienced a net loss of $31,637, as compared to a net loss of $150,450 for the period from November 12, 2015 (Inception) through July 31, 2016. The net loss for the nine months ending July 31, 2017 was attributed to $319,581 in general & administrative expenses, as compared to $150,450 in general & administrative expenses for the period from November 12, 2015 (Inception) through July 31, 2016.  The $150,450 included the cost of issuing 30,000,000 common restricted shares to founders for services previously rendered and services to be rendered during the start-up period, plus the cost of issuing 1,000,000 common restricted shares to a consultant for services provided during the S-1 approval process.  The $319,582 includes $89,212 for officer salaries; $81,861 for administrative payroll; and $148,509 of the other general and administrative costs necessary to perform daily operating functions.  During the three months ended July 31, 2017, the Company generated total revenues of $190,012 compared to 0 revenue generated during the same three months of 2016.  As a result of the increased revenue, operating expenses, during the three months, increased to $163,857 from $28,892, generating a profit of $2,271 after cost of sales of $23,884, compared to a loss of $28,892 for the three months ended July 31, 2016.

Revenue

The Company has generated total revenues of $368,700 for the nine months ended July 31, 2017 of which $148,418 was for products sold to Taylor Brothers, a Company owned by the Company’s President. As of July 31, 2017, the Company had an accumulated deficit of $228,948. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.  During the three months ended July 31, 2017, the Company generated total revenues of $190,012 compared to 0 revenue generated during the same three months of 2016, as the Company had not yet commenced business activity as of July 31, 2016.

Plan of Operation

The Company’s plan of operation is to provide franchise opportunities in the services of commercial kitchen grease exhaust systems (GES). As of July 31, 2017, we had $3,204 cash on hand and unrelated accounts receivable of $39,465 plus $49,765 due from a related party for products and services provided to two entities controlled by Taylor Brothers, a Company owned by Bare Metal’s President. Although the Company generated net income of $2,271 for the three months ended July 31, 2017, before an allowance for potential income taxes, Management believes, without any additional funding or revenues, the Company has to continue to sell equity securities to finance its operations and continued growth. We will apply any proceeds from future revenues to help cover our expenditures. At this time, management anticipates, it will be required to seek outside funding to keep its business operational for the next twelve months, and will continue its efforts to seek additional funding.

If we experience losses in our first year of business operations, we do not believe such losses would prevent us from continuing our operations for our first year, based on our current cash position and ability to generate funds. If and when the time comes that we seek funding, we plan to rely on equity sales of our common shares in order to continue to fund our business operations. And, we would have to issue equity or enter into a strategic arrangement with a third party. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any of additional sales of our equity securities or other financing to fund our business operations. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

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

As of July 31, 2017, we had four full time employees and two officers. We are dependent upon our two officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

The Company is authorized to issue 80,000,000 shares of its $0.001 par value common stock. As of July 31, 2017, the Company has 31,515,000 shares of common stock issued and outstanding. As of July 31, 2017, the Company had current assets of $105,310 and current liabilities of $45,708.

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

Management believes the Company has sufficient cash assets, coupled with Managements’ ability to provide additional funds through the sale of equity securities, to fund its operations and keep the Company fully reporting for the next twelve (12) months.

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

Item 1A - Risk Factors

See Risk Factors set forth in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2016 and the discussion in Item 1, above, under "Liquidity and Capital Resources."

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

Bare Metal Standard, Inc. Registrant

Date: September 12, 2017	/s/ James Bedal
Name: James Bedal
Its: Principal Executive Officer Principal Financial Officer Principal Accounting Officer