Form 10-Q
period 2018-01-31
BARE METAL STANDARD INC.
filed 2019-08-14
CIK 1658880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-1658880

BARE METAL STANDARD, INC.
(Exact name of registrant as specified in its charter)
IDAHO
(State or other jurisdiction of incorporation or organization)
3604 S. Banner Street Boise, ID 83709

(Address of principal executive offices, including zip code.)

208-898-9379
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  YES ☐     NO ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES   ☐     NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 YES ☐      NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 31,845,000 shares of common stock as of August 14, 2019.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	BRMT	OTC Markets

BARE METAL STANDARD, INC.

FINANCIAL STATEMENTS

JANUARY 31, 2018

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
		Page

ITEM 1	FINANCIAL STATEMENTS	3

	Balance Sheets as of January 31, 2018 (unaudited) and October 31, 2017	3

	Unaudited Statements of Operations for the three months ended January 31, 2018 (Successor) and for the three months ended January 31, 2017 (Predecessor)	4

	Unaudited Statements of Cash Flows for the three months ended January 31, 2018 (Successor) and for the three months ended January 31, 2017 (Predecessor)	5

	Notes to Interim Financial Statements (unaudited)	6

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	18

ITEM 4	Controls and Procedures	18

PART II	OTHER INFORMATION	19

ITEM 1A	Risk Factors	19

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	19

ITEM 6	Exhibits	19

INDEX TO EXHIBITS		19

SIGNATURES		20

PART I. - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

Bare Metal Standards, Inc.

Balance Sheets

(unaudited)

	January 31	October 31
	2018	2017
	Successor	Successor

Assets
Current assets
Cash	$10,510	$6,509
Accounts receivable	30,168	31,004
Accounts receivable - related parties	20,046	16,355
Inventory	21,316	31,971
Prepaid expense	8,500	-
Total current assets	90,540	85,839

Total assets	$90,540	$85,839

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued liabilities	$65,439	$46,350
Line of credit	22,697	-
Total current liabilities	88,136	46,350

Stockholders' equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
none issued and outstanding as of January 31, 2018 and October 31, 2017 respectively	-	-
Common stock, $0.001 par value; 80,000,000 shares authorized;
31,645,000 shares issued and outstanding as of January 31, 2018 and
October 31, 2017, respectively	31,645	31,645
Additional paid-in capital	321,905	321,905
Accumulated deficit	(351,146)	(314,061)
Total stockholders' equity	2,404	39,489

Total liabilities and stockholders' equity	$90,540	$85,839

(see accompanying notes to unaudited financial statements)

Bare Metal Standard, Inc.

Statements of Operations

(unaudited)

	Three Months	Three Months
	Ended	Ended
	January 31, 2018	January 31, 2017
	Successor	Predecessor
		Restated
Revenue
Product sales and services	$195,157	$63,979
Product sales and services - related parties	66,996	44,266
Total revenue	262,153	108,245
Cost of revenue	110,825	-
Gross income	151,328	108,245

Operating expenses
General and administrative expenses	73,948	53,148
Administrative and officer compensation	114,228	102,511
Total operating expenses	188,176	155,659

Loss from operations	(36,848)	(47,414)

Other expense
Interest expense	(237)	(2,136)
Total other expense	(237)	(2,136)

Net loss	$(37,085)	$(49,550)

Basic and diluted net loss per common share	$(0.00)	$(41.29)

Weighted average common shares outstanding
Basic and diluted	31,645,000	1,200

(see accompanying notes to unaudited financial statements)

Bare Metal Standard, Inc.

Statements of Cash Flows

(unaudited)

	Three Months	Three Months
	Ended	Ended
	January 31, 2018	January 31, 2017
	Successor	Predecessor
		Restated
Cash flows from operating activities
Net loss	$(37,085)	$(49,550)
Adjustments to reconcile net loss to net cash (used
in) operating activites
Depreciation	-	10,773
Changes in operating assets and liabilities:
Decrease in accounts receivable	836	20,932
(Increase) in accounts receivable - related parties	(3,691)	(7,700)
(Increase) in prepaid expenses	(8,500)	-
Decrease in inventory	10,655	-
Increase (decrease) in accounts payable	19,089	(18,800)
Increase (decrease) in accounts payable - related parties	-	(1,924)
Net cash used in operating activities	(18,696)	(46,269)

Cash flows from financing activities
Bank line of credit	23,000	-
Repayment of line of credit	(303)	(2,119)
Net cash provided by financing activities	22,697	(2,119)

Increase (decrease) in cash and cash equivalents	4,001	(48,388)
Cash, beginning balance	6,509	55,456
Cash, ending balance	$10,510	$7,068

Supplementary information
Cash paid during the nine months:
Interest	$237	$2,136
Income taxes	$-	$-

(see accompanying notes to unaudited financial statements)

BARE METAL STANDARD, INC.

Notes to Financial Statements

 (unaudited)

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

On March 1, 2017, Bare Metal Standard, Inc. entered into a Management Agreement with Taylor Brothers Holdings, Inc. which is an operating company and has common majority shareholders and directors. The officers and directors of Bare Metal Standard were officers and directors of Taylor Brothers. James Bedal and Mike Taylor have resigned their positions with Taylor Brothers and work full time for Bare Metal Standard. The agreement term has no expiration and can be terminated by the Company at any time with written notice to the other partner. As a result of the management agreement, Bare Metal is to provide, on behalf of Taylor Brothers, certain management services, having full authorization, on behalf of Taylor Brothers to provide all the services and all the activities, normally provided by Taylor Brothers, under the Taylor Brothers franchise agreements, previously entered into by Taylor Brothers and the franchisees Bare Metal became responsible for servicing franchisee agreements and receiving 100% of the revenues associated with those agreements assumed for the support and maintenance of the preexisting franchise agreements of Taylor Brothers Holdings franchisees as Taylor Brothers Holdings has ceased selling franchises. Bare Metal is due all collections from franchisees. Bare Metal Standard assumed the business operations of the existing franchise agreements while potential liabilities arising from said agreements will remain with Taylor Brothers. Additionally, on November 1, 2017 Bare Metal, entered into a royalty fee license agreement with Taylor Brothers Holdings Inc. with the right to sublease, the use of Trade Name Bare Metal Standard and related industry know-how including proprietary software in exchange for a monthly fee of $2,000 paid in arrears. As a result of the above transactions with Taylor Brothers Holdings Inc., under Regulation S-X for reporting purposes Taylor Brother Holdings, Inc. is considered a business. Thus, Taylor Brothers Holdings, Inc. is viewed as Predecessor entity for reporting purposes, and Bare Metal is viewed as a Successor entity.

Bare Metal Standard is currently seeking the same management opportunities in other industries. The Company intends to sell franchises in the commercial kitchen fire prevention and mitigation services environment, but, in addition, is looking for the same opportunities in other discipline.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of Bare Metal Standard, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the period ended October 31, 2017 contained in the Company’s Form 10K originally filed with the Securities and Exchange Commission on September 26, 2018.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein.  The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the period ended October 31, 2017, as reported in the Company’s Form 10K, have been omitted.

BARE METAL STANDARD, INC.

Notes to Financial Statements

 (unaudited)

For periods after the commencement of the Management Agreement (March 1, 2017), the Company is referred to as the Successor and its results of operations includes, the results of operations from Bare Metal Standard for the three months subsequent to October 31, 2017.   For periods previous to the inception of the Management Agreement, the Company is referred to as the Predecessor and its results of operations includes only Taylor Brothers Holdings Inc. operations.  A black line separates the three months ended January 31, 2018 successor results from the three months predecessor for the comparable three month period ended January 31, 2017, to highlight the lack of comparability between these periods.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company's accounts receivable consists, of amounts owing by franchisees for monthly royalty commitments and for product sales to customers, including the cost of freight incurred to ship the product and other services provided by virtue of the management agreement with Taylor Brothers. Accounts receivable are stated at the amount management expects to collect from the outstanding balances. Accounts receivable as of January 31, 2018, (successor) consists of $30,168 due from non-related parties and $20,046 due from Taylor Brothers, Inc. a related party. Receivables at October 31, 2017 successor consists of $31,004 due from non-related parties and $16,335 from Taylor Brothers, Inc. a related party.

An allowance for doubtful accounts will be provided for those accounts receivable considered to be uncollectable based on historical experience, and management's evaluation at the end of the period.  Bad debts are written off against the allowance when identified. Bare Metal (successor) determined that no allowance was necessary for the three months ended January 31, 2018 (successor), nor the year ended October 31, 2017.

Restatement

During the year ended October 31, 2018, the Company determined that as a result of the above transactions with Taylor Brothers Holdings Inc., under Regulation S-X for reporting purposes Taylor Brother Holdings, Inc. is considered a business. Thus, Taylor Brothers Holdings, Inc. is viewed as Predecessor entity for reporting purposes, and Bare Metal is viewed as a Successor entity. Therefore, the previously reported results of operations and cash flows for the three months ended January 31, 2017 must be separated between Successor and Predecessor periods. The table below summarizes previously reported amounts and the restated presentation of the statement of operations and statement of cash flows:

BARE METAL STANDARD, INC.

Notes to Financial Statements

 (unaudited)

	As Previously Reported	As Restated
	Three Months	Three Months
	Ended	Ended
Statement of Operations	January 31, 2017	January 31, 2017
		Predecessor
Revenue
Product sales and services	$2,661	$63,979
Product sales and services - related parties	6,078	44,266
Total revenue	8,739	108,245
Cost of revenue	7,225	-
Gross income	1,514	108,245

Operating expenses
General and administrative expenses	26,522	53,148
Administrative and officer compensation	-	102,511
Total operating expenses	26,522	155,659

Loss from operations	(25,008)	(47,414)

Other expense
Interest expense	-	(2,136)
Total other expense	-	(2,136)

Net loss	$(25,008)	$(49,550)

Basic and diluted net loss per common share	$(0.00)	$(41.29)

Weighted average common shares outstanding
Basic and diluted	31,497,174	1,200

BARE METAL STANDARD, INC.

Notes to Financial Statements

 (unaudited)

	As Previously Reported	As Restated
	Three Months	Three Months
	Ended	Ended
	January 31, 2017	January 31, 2017
		Predecessor
Cash flows from operating activities
Net loss	$(25,008)	$(49,550)
Adjustments to reconcile net loss to net cash (used in) operating activities
Depreciation	-	10,773
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,662)	20,932
(Increase) decrease in accounts receivable - related parties	(6,077)	(7,700)
Decrease in inventory	(5,250)	-
(Decrease) in accounts payable	(8,884)	(18,800)
(Decrease) in accounts payable - related parties	-	(1,924)
Net cash used in operating activities	(47,881)	(46,269)

Cash flows from financing activities
Cash received from sale of common stock	20,000	-
Repayment of line of credit	-	(2,119)
Net cash provided by financing activities	20,000	(2,119)

Increase (decrease) in cash and cash equivalents	(27,881)	(48,388)
Cash, beginning balance	87,488	55,456
Cash, ending balance	$59,607	$7,068

Supplementary information
Cash paid during the period for:
Interest	$237	$2,136
Income taxes	$-	$-

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

BARE METAL STANDARD, INC.

Notes to Financial Statements

 (unaudited)

 Recently Adopted Accounting Pronouncements

The Financial Accounting Standards Board, or FASB, has issued Accounting Standards Update No. 2014-09, Revenue from contracts with Customers (Topic 606), or ASU 606. ASU 606 provides guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers in an amount that supersedes most current revenue recognition guidance. This guidance requires us to recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We are required to adopt ASU 606 at the beginning of our first quarter of fiscal 2019. The new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. The new guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of the adoption. The Company adopted this guidance on November 1, 2018. The primary impact expected on the Company’s financial statements at adoption is that future franchise license fees received will initial be deferred and revenue recognized ratably over the expected license period. The Company expects to utilize the cumulative effect approach of adopting ASC 606, but does not expect a material impact to the Company’s financial statements due to the Company currently earning revenues from the products, services and training to support the franchisees under its Management agreement with Taylor Brothers, as a percentage of franchisees’ revenue invoiced to their clients, plus specific charges for software usage, sale of consumables and consulting services. These revenue streams are not expected to have a material change in accounting method from adopting ASC 606.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). Under ASU No. 2016-2, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU No. 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU No. 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The amendments in this update simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted the new guidance on November 1, 2017, with no material impact to the Company’s financial statements.

BARE METAL STANDARD, INC.

Notes to Financial Statements

 (unaudited)

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The Company adopted this standard on November 1, 2018 and there was no material impact to the Company’s financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting for share-based payment awards issued to employees and nonemployees. Under ASU No. 2018-07, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. This standard will be effective for the Company on November 1, 2019, with early adoption permitted and the Company is currently evaluating the potential impact on its financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has reoccurring losses and negative cash flows used in operations These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The financial statements do not include any adjustment relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is taking appropriate action to provide the necessary capital to continue its operations. These steps include, but are not limited to: 1) implementation of new business plan 2) focus on sales to minimize the need for capital at this stage; 3) raising equity financing; 4) continuous focus on reductions in cost, where possible.

 NOTE 4 – MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

Bare Metal Standard has unrelated customers and one related party customer, whose revenue, during the three months ended January 31, 2018 represented in excess of 10% of the total revenue and in excess of 10% of total accounts receivable.

Concentration of revenue and related party revenue-

During the three months ended January 31, 2018 Bare Metal Standard invoiced royalties and sold product and services, including freight, totaling $66,996 or 26% of its total revenue, to one related company, Taylor Brothers Inc. and $79,848 of non-related party revenue or 30 % to one non-related parties. During the three months ended January 31, 2017, Bare Metal invoiced $37,714 of non-related party revenue, or 14%, and 11%, respectively, to two unrelated parties, and $44,266 or 41% to one related party.

BARE METAL STANDARD, INC.

Notes to Financial Statements

 (unaudited)

Concentration of accounts receivable and related party accounts receivable-

Receivables arising from sales of the Company's products are not collateralized. As of January 31, 2018, total accounts receivable were $50,214 of which $20,046 was owed by a related party. As of January 31, 2018, four customers represented approximately 44%, 22%, 14% and 12% of non-related accounts receivable.  As of October 31, 2017, total accounts receivable were $47,359 of which $16,355 was owed by a related party.

NOTE 5 – LOAN PAYABLE

On November 14, 2017 the Company opened a line of credit with a bank in the amount of $40,000 bearing interest at the bank prime rate plus 8.5%. The Company is required to make monthly minimum payments based on the current balance outstanding on the line of credit. On January 31, 2018 there was $22,697 outstanding.

NOTE 6 - RELATED PARTY TRANSACTIONS

We consider all who own more than 5% shares to be related parties and record any transactions between them and the Company to be related party transactions and disclose such transactions on notes to the Financial Statements.

The Company has revenue transactions with related parties, and accounts receivable balances from those related parties. See Note 2 and 4. Additionally, the Company has no written employee agreement with its officers or directors. From time to time, the Company may award bonuses to those officers or directors for performance.

We have entered into an agreement with Taylor Brothers Inc. (a company with common officers and shareholders) to use three of their offices. The rent will be $5,000 per month, when Bare Metal Standard completes required funding to support ongoing operations.

The related party payable, in the amount of $1,924, Taylor Brothers Holdings, (Predecessor) resulted from the acquisition of supplies and products from two related companies. A total of $1,760 owing to Taylor Brothers Distributing, Inc. was repaid in two installments on November 11 and November 16, 2016. The remaining total, of $164, was repaid to a Taylor Brothers, Inc. a franchisee on November 14, 2016.

NOTE 8 – STOCKHOLDER'S EQUITY

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, par value of $0.001. There are none issued.

Common Stock

The Company is authorized to issue 80,000,000 shares of common stock, $0.001 par value. None were issued during the three months ended January 31, 2018.

BARE METAL STANDARD, INC.

Notes to Financial Statements

 (unaudited)

NOTE 9 – COMMON STOCK WARRANTS

Between March 1, 2017 and October 31, 2017 the Company did not sell any commons stock units, each unit outstanding as of October 31, 2017 consists of one share of our common stock, and one warrant to purchase one share of common stock within 24 months of issuance, for $2.00.The warrants vested upon grant date and will expire between February 8, 2018 and October 31, 2018. None expired during the three months ended January 31, 2018.

A summary of our stock warrant activity for the period from November 30, 2017 through January 31, 2018 is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Outstanding at beginning of period - November 1, 2017	515,000	$ 2.00	0.65
Outstanding at end of period -January 31, 2018	515,000	$ 2.00	0.41

Exercisable at end of period - January 31, 2018	515,000	$ 2.00	0.41

The warrants outstanding and exercisable as of January 31, 2018 had no intrinsic value.

 NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

BARE METAL STANDARD, INC.

Notes to Financial Statements

 (unaudited)

NOTE 9 – SUBSEQUENT EVENTS

In March 2018, the Company formed BRMT Franchising, LLC, a Texas limited liability company that is a wholly-owned subsidiary of the Company.

On June 13, 2018 the Company borrowed $100,000 from a non-related investor. The note is repayable over ten years with payments of $1,434 at an interest cost of 12%. The note is collateralized by 200,000 units of the Company’s common stock, which consist of one share of common stock and one warrant to purchase a share of common stock at $2 per share with a term of two years. On July 31, 2018 the note had been reduced by $435.

On July 10, 2018 the Company borrowed $5,000 from a related party. The note is unsecured, bears interest at 7%, and is repayable by 36 equal monthly payments of $154 principal and interest. On July 31, 2018 the balance was reduced by $125.

On December 24, 2018, our chief executive officer loaned the Company $21,000. The loan has a maturity date of December 20, 2020, and bears interest at 7%, with monthly payments of $940. The Company has made payments of $4,117 against this note payable to date.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This section of this report includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

For the three months ended January 31, 2018, Bare Metal Inc. (Successor) and three months ended January 31, 2017 (Predecessor):

On March 1, 2017, we entered into a management agreement with Taylor Brothers Holdings Inc., which is an operating company and has common majority shareholders and directors. The officers and directors of Bare Metal Standard were officers and directors of Taylor Brothers. James Bedal and Mike Taylor have resigned their positions with Taylor Brothers and work full time for Bare Metal Standard. The agreement term has no expiration and can be terminated by the Company at any time with written notice to the other partner. As a result of the management agreement, Bare Metal is to provide, on behalf of Taylor Brothers, certain management services, having full authorization, on behalf of Taylor Brothers to provide all the services and all the activities, normally provided by Taylor Brothers, under the Taylor Brothers franchise agreements, previously entered into by Taylor Brothers and the franchisees. Bare Metal became responsible for servicing franchisee agreements and receiving 100% of the revenues associated with those agreements assumed for the support and maintenance of the preexisting franchise agreements of Taylor Brothers Holdings franchisees as Taylor Brothers Holdings has ceased selling franchises. Bare Metal is due all collections from franchisees. Bare Metal Standard assumed the business operations of the existing franchise agreements while potential liabilities arising from said agreements will remain with Taylor Brothers. Additionally, on November 1, 2017 Bare Metal, entered into a royalty free license agreement with Taylor Brothers Holdings Inc. with the right to sublease, the use of Trade Name Bare Metal Standard and related industry know-how including proprietary software in exchange for a monthly fee of $2,000 paid in arrears. As a result of the above transactions with Taylor Brothers Holdings Inc., under Regulation S-X for reporting purposes Taylor Brother Holdings Inc. is considered a business. Thus, Taylor Brothers Holdings Inc. is viewed as Predecessor entity for reporting purposes, and Bare Metal is viewed as a Successor entity. For purposes of the following discussion, we compare the results of Bare Metal Standard Inc. for the three months ended January 31, 2018 to the results of Taylor Brothers Holdings for the three months ended January 31, 2017. A black line separates the Predecessor and Successor financial statements to highlight the lack of comparability between these periods.

Revenue

During the three months ended January 31, 2018, Bare Metal (Successor) generated revenue, from non-related parties of $195,157, compared to $63,979 generated by Taylor Brothers Holdings (Predecessor) during the three months ended January 31, 2017. During the three months ended January 31, 2018, Bare Metal (Successor) generated $66,996 from related party while Taylor Brothers Holdings (Predecessor) generated $44,266 from related parties during the three months ended January 31, 2017. Total revenue from services and product sales, from all franchisees, totaled $262,153 for the three months ended January 31, 2018 compared to $108,245 for the three months ended January 31, 2017. Both revenue from related party franchisees and organic growth from other franchisees increased.

For the three months ended January 31, 2018, Bare Metal (Successor) experienced a net loss of $37,085, as compared to a Taylor Brothers Holdings (Predecessor) net loss of $49,550 for the three months ended January 31, 2017. This primarily resulted from higher revenues more than offsetting higher general & administrative expenses. The higher level of general and administrative expense is likely to continue given the costs of maintaining the company as a public company.

Bare Metal (Successor) generated total revenues of $262,153 for the three months ended January 31, 2018 compared to $108,245 total revenue generated by Taylor Brothers (Predecessor) during the three months ended January 31, 2017. At January 31, 2018, Bare Metal (Successor) had an accumulated deficit of $351,146. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Liquidity and Capital Resources

The Company is authorized to issue 80,000,000 shares of its $0.001 par value common stock. As of January 31, 2018, the Company had 31,645,000 shares of common stock issued and outstanding. As of January 31, 2018, the Company had current assets of $90,540 and current liabilities of $88,136.

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

Working Capital

Bare Metal (Successor) as of January 31, 2018 had current assets of $90,540 and current liabilities of $88,136 or working capital of $2,404 compared to current assets of $85,839 and current liabilities of $46,350 or working capital of $39,489, at October 31, 2017. The reduction in working capital results from an increase in current assets being more than offset by an increase in the amount of short term borrowings, including a bank line of credit.

Operating Activities

During the three months ended January 31, 2018, Bare Metal (Successor) utilized cash in the amount of $18,696 to pay for operating activities, compared to $46,269 of cash used in the three months ended January 31, 2017 by Taylor Brothers (Predecessor).

Investing Activities

Neither Bare Metal (Successor) nor Taylor Brothers (Predecessor) generated any funds from investing activities during the three months ended January 31, 2018 or the three months ended January 31, 2017 (Predecessor).

Financing Activities

During the three months ended January 31, 2018 Bare Metal (Successor) received $22,697 of cash from financing activities, compared to a net repayment of $2,119 by Taylor Brothers (Predecessor) during the three months ended January 31, 2017. The Bare Metal (Successor) cash flow from financing activities during the three months ended January 31, 2018 was from its bank line of credit. During the three months ended January 31, 2017, the negative cash flow from financing activities resulted almost entirely from repayment of the bank line of credit.

Plan of Operation

Bare Metal’s (Successor) plan of operation is to provide franchise opportunities in the services of commercial kitchen grease exhaust systems (GES) as well as providing franchisee management systems in other industries. As of January 31, 2018, we had $10,510 cash on hand and accounts receivable of $30,168 plus $20,046 accounts receivable from a related party. Management believes, without any additional funding or revenues, the Company has to continue to sell equity securities to finance its operations and continued growth. We will apply any proceeds from future revenues to help cover our expenditures. At this time, management anticipates it will be required to seek outside funding to keep its business operational for the next twelve months, and will continue its efforts to seek additional funding.

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

As of January 31, 2018, Bare Metal (Successor) had four full time employees and two officers. We are dependent upon our two officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKETRISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.        CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures during such period were not effective.

Changes in Internal Control over Financial Reporting

Other than as set forth above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.     RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 6.        EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive, Financial and Accounting Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive, Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

*Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of August, 2019.

BARE METAL STANDARD INC.

BY:	James Bedal

/s/	James Bedal
Principal Executive Officer
Principal Financial Officer and
Principal Accounting Officer

