Form 10-Q
period 2018-04-30
BARE METAL STANDARD INC.
filed 2019-08-14
CIK 1658880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2018

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

BARE METAL STANDARD, INC.

FINANCIAL STATEMENTS

APRIL 30, 2018

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
		Page

ITEM 1	FINANCIAL STATEMENTS	3

	Consolidated Balance Sheets as of April 30, 2018 (unaudited) and October 31, 2017	3

	Unaudited Consolidated Statements of Operations for the three and six month periods ended April 30, 2018 and the two month period ended April 30, 2017 (Successor) and for the one and four months ended February 28, 2017 (Predecessor)	4

	Unaudited Consolidated Statements of Cash Flows for the six month periods ended April 30, 2018 (Successor), the Two month period ended April 30, 2017 and for the four months ended February 28, 2017 (Predecessor)	5

	Notes to Interim Consolidated Financial Statements (unaudited)	6

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	22

ITEM 4	Controls and Procedures	22

PART II	OTHER INFORMATION	22

ITEM 1A	Risk Factors	22

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	22

ITEM 6	Exhibits	22

INDEX TO EXHIBITS		22

SIGNATURES		23

PART I. - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

Bare Metal Standards, Inc.

Consolidated Balance Sheets

(unaudited)

	April 30	October 31
	2018	2017
	Successor	Successor

Assets
Current assets
Cash	$6,171	$6,509
Accounts receivable	54,754	31,004
Accounts receivable - related parties	15,618	16,355
Inventory	24,282	31,971
Prepaid expense	3,500	-
Total current assets	104,325	85,839

Total assets	$104,325	$85,839

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued liabilities	$85,009	$46,350
Customer deposit	36,000	-
Bank line of credit	34,753	-
Total current liabilities	155,762	46,350

Stockholders' (deficit) equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
none issued and outstanding as of April 30, 2018 and October 31, 2017 respectively	-	-
Common stock, $0.001 par value; 80,000,000 shares authorized;
31,645,000 shares issued and outstanding as of April 30, 2018 and
October 31, 2017, respectively	31,645	31,645
Additional paid-in capital	321,905	321,905
Accumulated deficit	(404,987)	(314,061)
Total stockholders' (deficit ) equity	(51,437)	39,489

Total liabilities and stockholders' (deficit) equity	$104,325	$85,839

(see accompanying notes to unaudited consolidated financial statements)

Bare Metal Standard, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months	Six Months	Two Months	One Month	Four Months
	Ended	Ended	Ended	Ended	Ended
	April 30, 2018	April 30, 2018	April 30, 2017	February 28, 2017	February 28, 2017
	Successor	Successor	Successor	Predecessor	Predecessor
			Restated	Restated	Restated
Revenue
Product sales and services	$127,554	$322,711	$53,447	-	$87,925
Product sales and services - related parties	51,543	118,539	34,702	-	59,363
Total revenue	179,097	441,250	88,149	-	147,288
Cost of revenue	45,837	156,663	8,020	-	-
Gross income	133,260	284,587	80,129	-	147,288

Operating expenses
General and administrative expenses	69,867	143,814	36,424	2,706	81,543
Administrative and officer compensation	116,266	230,494	76,402	13,954	129,819
Total operating expenses	186,133	374,308	112,826	16,660	211,362
			-
Loss from operations	(52,873)	(89,721)	(32,697)	(16,660)	(64,074)

Other expense
Interest expense	(968)	(1,205)	-	$(731)	(2,867)
Total other expense	(968)	(1,205)	-	(731)	(2,867)

Net loss	$(53,841)	$(90,926)	$(32,697)	$(17,391)	$(66,941)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(14.49)	$(55.78)

Weighted average common shares outstanding
Basic and diluted	31,645,000	31,645,000	31,515,000	1,200	1,200

(see accompanying notes to unaudited consolidated financial statements)

Bare Metal Standard, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months	Two Months	Four Months
	Ended	Ended	Ended
	April 30, 2018	April 30, 2017	February 28, 2017
	Successor	Successor	Predecessor
		Restated	Restated
Cash flows from operating activities
Net loss	$(90,926)	$(32,697)	$(66,941)
Adjustments to reconcile net loss to net cash (used
in) operating activites
Depreciation	-	-	4,639
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(23,750)	(15,727)	14,580
Decrease (increase) in accounts receivable - related parties	737	(19,872)	177
(Increase) in prepaid expenses	(3,500)	-	-
(Increase) decrease in inventory	7,689	(3,734)	-
Increase (decrease) in accounts payable	74,659	47,145	26,154
Increase (decrease) in related party accounts payable	-	-	3,438
Net cash used in operating activities	(35,091)	(24,885)	(17,953)

Cash flows from financing activities
Repayment of related party note payable	-	-	(34,587)
Proceeds received from related party note payable	-	-	2,250
Bank line of credit	36,000	-	-
Repayment of note payable	(1,247)	-	(2,839)
Net cash provided by (used in) financing activities	34,753	-	(35,176)

Decrease in cash and cash equivalents	(338)	(24,885)	(53,129)
Cash, beginning balance	6,509	51,547	55,456
Cash, ending balance	$6,171	$26,662	$2,327

Supplementary information
Cash paid during the nine months:
Interest	$1,205	$-	$2,867
Income taxes	$-	$-	$-

(see accompanying notes to unaudited consolidated financial statements)

BARE METAL STANDARD, INC.

Notes to Financial Statements

(unaudited)

NOTE 1 - ORGANIZATION BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

BARE METAL STANDARD, INC.

Notes to Financial Statements

(unaudited)

For periods after the commencement of the Management Agreement (March 1, 2017), the Company is referred to as the Successor and its results of operations includes, the results of operations from Bare Metal Standard for the six months subsequent to October 31, 2017.   For periods previous to the inception of the Management Agreement, the Company is referred to as the Predecessor and its results of operations includes only Taylor Brothers Holdings Inc. operations.  A black line separates the six months ended April 30, 2018 successor results from the two months successor plus the one and four months February 28, 2017 (predecessor) for the comparable six month period ended April 30, 2017, to highlight the lack of comparability between these periods.

Principles of Consolidation

The Company prepares its consolidated financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which have a fiscal year end of October 31, 2017. All intercompany accounts, balances and transactions have been eliminated in the consolidation. In March 2018, the Company formed BRMT Franchising, LLC, a Texas limited liability company that is a wholly-owned subsidiary of the Company.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of April 30, 2018 the Company had accumulated losses and a net shareholder deficit. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

Restatement

During the year ended October 31, 2018, the Company determined that as a result of the above transactions with Taylor Brothers Holdings Inc., under Regulation S-X for reporting purposes Taylor Brother Holdings, Inc. is considered a business. Thus, Taylor Brothers Holdings, Inc. is viewed as Predecessor entity for reporting purposes, and Bare Metal is viewed as a Successor entity. Therefore, the previously reported results of operations and cash flows for the three and six months ended April 30, 2017 must be separated between Successor and Predecessor periods. The table below summarizes previously reported amounts and the restated presentation of the statement of operations and statement of cash flows:

BARE METAL STANDARD, INC.

Notes to Financial Statements

(unaudited)

	As Previously Reported	As Restated	As Restated
	Three Months	Two Months	One Month
	Ended	Ended	Ended
	April 30, 2017	April 30, 2017	February 28, 2017
Statement of Operations		Successor	Predecessor
		Restated	Restated

Revenue	$117,201	$53,447	$-
Product sales and services	52,748	34,702	-
Product sales and services - related parties	169,949	88,149	-
	49,647	8,020	-
Cost of revenue	120,302	80,129	-
Gross income

Operating expenses
General and administrative expenses	129,202	36,424	2,706
Administrative and officer compensation	-	76,402	13,954
Total operating expenses	129,202	112,826	16,660
	-	-
Loss from operations	(8,900)	(32,697)	(16,660)

Other expense	-	-	(731)
Interest expense	-	-	(731)

Net loss	$(8,900)	$(32,697)	$(17,391)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(14.49)

Weighted average common shares outstanding Basic and diluted	31,515,000	31,515,000	1,200

BARE METAL STANDARD, INC.

Notes to Financial Statements

(unaudited)

	As Previously Reported	As Restated	As Restated
	Six Months	Two Months	Four Months
	Ended	Ended	Ended
	April 30, 2017	April 30, 2017	February 28, 2017
Statement of Operations		Successor	Predecessor
		Restated	Restated

Revenue	$119,862	$53,447	$87,925
Product sales and services	58,826	34,702	59,363
Product sales and services - related parties	178,688	88,149	147,288
	56,872	8,020	-
Cost of revenue	121,816	80,129	147,288
Gross income

Operating expenses
General and administrative expenses	155,724	36,424	81,543
Administrative and officer compensation	-	76,402	129,819
Total operating expenses	155,724	112,826	211,362
	-	-
Loss from operations	(33,908)	(32,697)	(64,074)

Other expense	-	-	(2,867)
Interest expense	-	-	(2,867)

Net loss	$(33,908)	$(32,697)	$(66,941)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(55.78)

Weighted average common shares outstanding Basic and diluted	31,505,939	31,515,000	1,200

BARE METAL STANDARD, INC.

Notes to Financial Statements

(unaudited)

	As Previously Reported	As Restated	As Restated
	Six Months	Two Months	Four Months
	Ended	Ended	Ended
	April 30, 2017	April 30, 2017	February 28, 2017
	Successor	Successor	Predecessor
		Restated	Restated
Cash flows from operating activities
Net loss	$(33,908)	$(32,697)	$(66,941)
Adjustments to reconcile net loss to net cash (used
in) operating activites
Depreciation	-	-	4,639
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(60,210)	(15,727)	14,580
Decrease (increase) in accounts receivable - related parties	(19,872)	(19,872)	177
(Increase) in prepaid expenses	-	-	-
(Increase) decrease in inventory	(15,301)	(3,734)	-
Increase (decrease) in accounts payable	48,465	47,145	26,154
Increase (decrease) in related party accounts payable	-	-	3,438
Net cash used in operating activities	(80,826)	(24,885)	(17,953)

Cash flows from financing activities
Repayment of related party note payable	-	-	(34,587)
Proceeds received from related party note payable	-	-	2,250
Bank line of credit	-	-	-
Repayment of note payable	-	-	(2,839)
Cash received from sale of common stock	20,000	-
Net cash provided by (used in) financing activities	20,000	-	(35,176)

Decrease in cash and cash equivalents	(60,826)	(24,885)	(53,129)
Cash, beginning balance	87,488	51,547	55,456
Cash, ending balance	$26,662	$26,662	$2,327

Supplementary information
Cash paid during the nine months:
Interest	$-	$-	$2,867
Income taxes	$-	$-	$-

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the Company's financial statements.  These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements

BARE METAL STANDARD, INC.

Notes to Financial Statements

(unaudited)

Use of Estimates

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company's accounts receivable consists, of amounts owing by franchisees for monthly royalty commitments and for product sales to customers, including the cost of freight incurred to ship the product and other services provided by virtue of the management agreement with Taylor Brothers. Accounts receivable are stated at the amount management expects to collect from the outstanding balances. Accounts receivable as of April 30, 2018, (successor) consists of $54,754 due from non-related parties and $15,618 due from Taylor Brothers, Inc. a related party. Receivables at October 31, 2017 successor consists of $31,004 due from non-related parties and $16,335 from Taylor Brothers, Inc. a related party.

An allowance for doubtful accounts will be provided for those accounts receivable considered to be uncollectable based on historical experience, and management's evaluation at the end of the period.  Bad debts are written off against the allowance when identified. Bare Metal (successor) determined that no allowance was necessary for the six months ended April 30, 2018 (successor), nor the year ended October 31, 2017.

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

BARE METAL STANDARD, INC.

Notes to Financial Statements

(unaudited)

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting for share-based payment awards issued to employees and nonemployees. Under ASU No. 2018-07, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. This standard will be effective for the Company on November 1, 2019, and the Company is currently evaluating the potential impact on its financial statements.

 NOTE 2 – MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

Concentration of revenue and related party revenue-

During the three months ended April 30, 2018 Bare Metal Standard (successor) invoiced royalties and sold product and services, including freight, totaling $51,543 or 29% of its total revenue, to one related company, Taylor Brothers Inc. and $127,554 of non-related party revenue or 41%, 28%, 11% to three non-related parties. During the two months ended April 30, 2017, Bare Metal recognized $53,447 of non-related party revenue with 42%, 18%, 17% and 16% to four non-related parties, and $34,702 to one related party, Taylor Brothers, Inc.

During the six months ended April 30, 2018 Bare Metal Standard (successor) invoiced royalties and sold product and services, including freight, totaling $118,539 or 27% of its total revenue, to one related company, Taylor Brothers Inc. and $322,711 of non-related party revenue or 41% 18%, 14% and 11%, to four non-related parties. During the one month ended February 28, 2017, Taylor Brothers, Inc. (predecessor) had no revenue. During the four months ended February 28, 2017, Taylor Brothers Holdings (Predecessor) invoiced $58,741 of nonrelated party revenue, or (34%,21%,19% and 18%), respectively, to four unrelated parties, and $59,363 or 41% to one related party.

 Concentration of accounts receivable and related party accounts receivable-

Receivables arising from sales of the Company's products are not collateralized. As of April 30, 2018, total accounts receivable were $70,372 of which $15,618 was owed by a related party. As of April 30, 2018, two customers represented approximately $26,114 and 13,893, or 48%, and 25%, respectively of non-related accounts receivable.  As of October 31, 2017, total accounts receivable were $47,359 of which $16,355 was owed by a related party.

BARE METAL STANDARD, INC.

Notes to Financial Statements

(unaudited)

NOTE 5 – LOANS PAYABLE

On November 14, 2017 the Company opened a line of credit with a bank in the amount of $40,000 bearing interest at the bank prime rate plus 8.5%. The Company is required to make monthly minimum payments based on the current balance outstanding on the line of credit. On April 30, 2018 there was $34,753 outstanding.

NOTE 6 - RELATED PARTY TRANSACTIONS

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

 NOTE 7 – STOCKHOLDER'S EQUITY

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, par value of $0.001. There are none issued.

Common Stock

The Company is authorized to issue 80,000,000 shares of common stock, $0.001 par value. None were issued during the six months ended April 30, 2018.

NOTE 8 – COMMON STOCK WARRANTS

Between March 1, 2017 and October 31, 2017 the Company did not sell any commons stock units. Each unit outstanding as of October 31, 2017 consists of one share of our common stock, and one warrant to purchase, for $2.00 one share of common stock within 24 months of issuance. The warrants vested upon grant date and will expire between February 8, 2018 and October 31, 2018. 120,000 expired during the three months ended April 30, 2018.

BARE METAL STANDARD, INC.

Notes to Financial Statements

(unaudited)

A summary of our stock warrant activity for the period from November 1, 2017 through April 30, 2018 is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Outstanding at beginning of period - October 31, 2017	515,000	2.00	0.65
Expired during the six months ended April 30, 2018	(120,000)	2.00	-
Outstanding at end of period - April 30 2018	395,000	2.00	0.29

Exercisable at end of period - April 30, 2018	395,000	2.00	0.29

The warrants outstanding and exercisable as of April 30, 2018 had no intrinsic value..

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

NOTE 10 – SUBSEQUENT EVENTS

 On June 13, 2018 the Company borrowed $100,000 from a non-related investor. The note is repayable over 10 years with payments of $1,434 at an interest cost of 12%. The note is collateralized by 200,000 units of the Company’s common stock, which consist of one share of common stock and one warrant to purchase a share of common stock at $2 per share with a term of two years. On July 31, 2018 the note had been reduced by $435.

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

For the three and six months ended April 30, 2018 and the two months ended April 30, 2017, Bare Metal Inc. (Successor) and the one month and four months ended February 28, 2017 (Predecessor):

On March 1, 2017, we entered into a management agreement with Taylor Brothers Holdings Inc., which is an operating company and has common majority shareholders and directors. The officers and directors of Bare Metal Standard were officers and directors of Taylor Brothers. James Bedal and Mike Taylor have resigned their positions with Taylor Brothers and work full time for Bare Metal Standard. The agreement term has no expiration and can be terminated by the Company at any time with written notice to the other partner. As a result of the management agreement, Bare Metal is to provide, on behalf of Taylor Brothers, certain management services, having full authorization, on behalf of Taylor Brothers to provide all the services and all the activities, normally provided by Taylor Brothers, under the Taylor Brothers franchise agreements, previously entered into by Taylor Brothers and the franchisees. Bare Metal became responsible for servicing franchisee agreements and receiving 100% of the revenues associated with those agreements assumed for the support and maintenance of the preexisting franchise agreements of Taylor Brothers Holdings franchisees as Taylor Brothers Holdings has ceased selling franchises. Bare Metal is due all collections from franchisees. Bare Metal Standard assumed the business operations of the existing franchise agreements while potential liabilities arising from said agreements will remain with Taylor Brothers. Additionally, on November 1, 2017 Bare Metal, entered into a royalty free license agreement with Taylor Brothers Holdings Inc. with the right to sublease, the use of Trade Name Bare Metal Standard and related industry know-how including proprietary software in exchange for a monthly fee of $2,000 paid in arrears. As a result of the above transactions with Taylor Brothers Holdings Inc., under Regulation S-X for reporting purposes Taylor Brother Holdings Inc. is considered a business. Thus, Taylor Brothers Holdings Inc. is viewed as Predecessor entity for reporting purposes, and Bare Metal is viewed as a Successor entity. For purposes of the following discussion, we compare the results of Bare Metal Standard Inc. for the three and six months ended April 30, 2018 to the results of Taylor Brothers Holdings for the one month and four months ended February 28, 2017 and the results of Bare Metal Standard Inc. for the two months ended April 30, 2017. A black line separates the Predecessor and Successor financial statements to highlight the lack of comparability between these periods.

Revenue

During the three months and six months ended April 30, 2018, Bare Metal (Successor) generated franchise fee revenue, from non-related parties of $127,554 and $322,711, respectively, compared to $53,447 generated by Bare Metal (successor) during the two months ended April 30, 2017 and $-0- and $87,925, respectively, generated by Taylor Brothers Holdings (Predecessor) during the one month and four months ended February 28, 2017. During the three months and six months ended April 30, 2018, Bare Metal (Successor) generated $51,543 and $118,539, respectively, from related party franchisees while Bare Metal (Successor) generated $34,702 from related parties during the two months ended April 30, 2017 and Taylor Brothers Holdings (Predecessor) generated $-0- and $59,363, respectively, from related parties during the one month and four months ended February 28, 2017. Total revenue from franchise fees, from all franchisees, totaled $179,097 and $441,250, respectively, for the three months and six months ended April 30, 2018 compared to $88,149 for the two months ended April 30, 2017 and $-0- and $147,288 for the one month and four months ended February 28, 2017. Both revenue from related party franchisees and organic growth from other franchisees increased.

For the three months and six months ended April 30, 2018, Bare Metal (Successor) experienced a net loss of $53,841 and $90,926, respectively, as compared to a Bare Metal (successor) net loss of $32,697 for the two months ended April 30, 2017 and a Taylor Brothers Holdings (Predecessor) net loss of $17,391 and $66,941 for the one month and four months ended February 28, 2017. This primarily resulted from higher revenues being more than offset by higher general & administrative expenses. The higher level of general and administrative expense is likely to continue given the costs of maintaining the company as a public company.

Bare Metal (Successor) generated total revenues of $179,097 and $441,250 for the three months and six months ended April 30, 2018 compared to $88,149 of total revenue generated by Bare Metal (Successor) during the two months ended April 30, 2017 and $-0- and $147,288 total revenue generated by Taylor Brothers (Predecessor) during the one month and four months ended February 28, 2017. At April 30, 2018, Bare Metal (Successor) had an accumulated deficit of $404,987. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Liquidity and Capital Resources

The Company is authorized to issue 20,000,000 shares of its $0.001 par value preferred shares and 80,000,000 shares of its $0.001 par value common stock. As of April 30, 2018, the Company has 31,645,000 shares of common stock issued and outstanding. As of April 30, 2018, the Company had current assets of $104,325 and current liabilities of $155,762.

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

Working Capital

Bare Metal (Successor) as of April 30, 2018 had current assets of $104,325 and current liabilities of $155,762 or working capital deficit of ($51,437) compared to current assets of $85,839 and current liabilities of $46,350 or working capital of $39,489, at October 31, 2017. The reduction in working capital results from an increase in current assets being more than offset by increases in accounts payable and in the amount of short term borrowings, including a bank line of credit.

Operating Activities

During the six months ended April 30, 2018, Bare Metal (Successor) utilized cash in the amount of $35,091, to pay for operating activities, compared to $24,885 of cash used in the two months ended April 30, 2017 by Bare Metal (Successor) and the $17,953 used by Taylor Brothers (Predecessor) operations during the four months ended February 28, 2017.

Investing Activities

Neither Bare Metal (Successor) nor Taylor Brothers (Predecessor) generated any funds from investing activities during the six months ended April 30, 2018, the two months ended April 30, 2017 nor the four months ended February 28, 2017 (Predecessor).

Financing Activities

During the six months ended April 30, 2018 Bare Metal (Successor) received $34,753 of cash from financing activities, compared to a net repayment of $35,176 by Taylor Brothers (Predecessor) during the four months ended February 28, 2017. The Bare Metal (Successor) cash flow from financing activities during the six months ended April 30, 2018 was from proceeds of $36,000 from the bank line of credit partially offset by repayments on notes payable of $1,247. During the four months ended February 28, 2017, the negative cash flow from financing activities resulted from repayment of $34,587 of a related party note payable, $2,839 of payments on third party loans, partially offset by $2,250 in proceeds from related party notes payable.

Plan of Operation

Bare Metal’s (Successor) plan of operation is to provide franchise opportunities in the services of commercial kitchen grease exhaust systems (GES) as well as providing franchisee management systems in other industries. As of April 30, 2018, we had $6,171 cash on hand and accounts receivable of $54,754 plus $15,618 accounts receivable from a related party. Management believes, without any additional funding or revenues, the Company has to continue to sell equity securities to finance its operations and continued growth. We will apply any proceeds from future revenues to help cover our expenditures. At this time, management anticipates it will be required to seek outside funding to keep its business operational for the next twelve months, and will continue its efforts to seek additional funding.

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

As of April 30, 2018, Bare Metal (Successor) had four full time employees and two officers. We are dependent upon our two officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting for share-based payment awards issued to employees and nonemployees. Under ASU No. 2018-07, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. This standard will be effective for the Company on November 1, 2019, and the Company is currently evaluating the potential impact on its financial statements.

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

Our significant accounting policies are summarized in Note 2 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

