Form 10-Q
period 2018-07-31
BARE METAL STANDARD INC.
filed 2019-08-14
CIK 1658880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2018

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

BARE METAL STANDARD, INC.

FINANCIAL STATEMENTS

JULY 31, 2018

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
		Page

ITEM 1	FINANCIAL STATEMENTS	3

	Balance Sheets as of July 31, 2018 (unaudited) and October 31, 2017	3

	Unaudited Statements of Operations for the three and nine months ended July 31, 2018 (Successor) and for the five months ended July 31, 2017 (Successor) and for the four months ended February 28, 2017 (Predecessor)	4

	Unaudited Statements of Cash Flows for the nine months ended July 31, 2018 (Successor) and for the five months ended July 31, 2017 (Successor) and for the four months ended February 28, 2017 (Predecessor)	5

	Notes to Interim Financial Statements (unaudited)	6

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	18

ITEM 4	Controls and Procedures	19

PART II	OTHER INFORMATION	19

ITEM 1A	Risk Factors	19

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	19

ITEM 6	Exhibits	19

INDEX TO EXHIBITS		19

SIGNATURES		20

Part I. Financial Information

Item 1. Financial Statements

Bare Metal Standards, Inc.

Consolidated Balance Sheets

(unaudited)

	July 31,	October 31,
	2018	2017

Assets
Current assets
Cash	$20,171	$6,509
Accounts receivable	39,254	31,004
Accounts receivable - related parties	82,265	16,355
Inventory	8,159	31,971
Total current assets	149,849	85,839

Total assets	$149,849	$85,839

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable and accrued liabilities	$66,252	$46,350
Bank line of credit	33,707	-
Related party note payable - current portion	1,853	-
Note payable - current portion	17,217	-
Total current liabilities	119,029	46,350

Long term liabilities
Related party note payable	3,022	-
Note payable, net of unamortized discount of $49,341	33,007	-
Total long term liabilities	36,029	-

Total liabilities	155,058	46,350
Stockholders' equity (deficit)
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
none issued and outstanding as of July 31, 2018 and October 31 , 2017, respectively	-	-
Common stock, $0.001 par value; 80,000,000 shares authorized;
31,845,000 and 31,675,000 shares issued and outstanding as of July 31, 2018 and
October 31, 2017, respectively	31,845	31,645
Additional paid-in capital	371,705	321,905
Accumulated deficit	(408,759)	(314,061)
Total stockholders' equity (deficit)	(5,209)	39,489

Total liabilities and stockholders' equity (deficit)	$149,849	$85,839

(see accompanying notes to unaudited consolidated financial statements)

Bare Metal Standard, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months	Three Months	Nine Months	Five Months	Four Months
	Ended	Ended	Ended	Ended	Ended
	July 31, 2018	July 31, 2017	July 31, 2018	July 31, 2017	February 28, 2017
	Successor	Successor	Successor	Successor	Predecessor
				Restated
Revenue
Product sales and services	$138,479	$100,420	$461,190	$155,866	$87,925
Product sales and services - related parties	102,760	89,592	221,299	124,295	59,363
Total revenue	241,239	190,012	682,489	280,161	147,288
Cost of revenue	66,760	23,884	223,423	31,904	-
Gross income	174,479	166,128	459,066	248,257	147,288

Operating expenses
General and administrative expenses	57,359	87,816	201,173	80,505	76,905
Depreciation and amortization	-	-	-	-	4,638
Administrative and officer compensation	118,002	76,041	348,496	198,043	129,819
Total operating expenses	175,361	163,857	549,669	278,548	211,362

Income (Loss) from operations	(882)	2,271	(90,603)	(30,291)	(64,074)

Other expense
Interest expense	(2,890)	-	(4,095)	-	(2,867)
Total other expense	(2,890)	-	(4,095)	-	(2,867)

Net Income (loss)	$(3,772)	$2,271	$(94,698)	$(30,291)	$(66,941)

Basic and diluted income (loss) per common share	$(0.00)	$0.00	$(0.00)	$(0.00)	$(55.78)

Weighted average common shares outstanding
Basic and diluted	31,679,432	31,515,000	31,645,000	31,515,000	1,200

(see accompanying notes to unaudited consolidated financial statements)

Bare Metal Standard, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months	Five Months	Four Months
	Ended	Ended	Ended
	July 31, 2018	July 31, 2017	February 28, 2017
	Successor	Successor	Predecessor
		Restated
Cash flows from operating activities
Net (loss) income	$(94,698)	$(30,291)	$(66,941)
Adjustments to reconcile net loss to net cash (used
in) operating activites
Depreciation	-	-	4,639
Amortization of debt discount	659	-	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(8,250)	(29,786)	14,580
(Increase) decrease in accounts receivable - related parties	(65,910)	(15,097)	177
(Increase) decrease in inventory	23,812	(1,309)	-
Increase (decrease) in accounts payable	19,902	28,140	29,592
Net cash used in operating activities	(124,485)	(48,343)	(17,953)

Cash flows from financing activities
Proceeds received from note payable - related party	5,000	-	2,250
Repayment of note payable - related party	(125)	-	(34,587)
Bank line of credit	36,000	-	-
Repayment of line of credit	(2,293)	-	-
Note payable	100,000	-	-
Repayment of note payable	(435)	-	(2,839)
Net cash provided by financing activities	138,147	-	(35,176)

Increase in cash and cash equivalents	13,662	(48,343)	(53,129)
Cash, beginning balance	6,509	51,547	55,456
Cash, ending balance	$20,171	$3,204	$2,327

Supplementary information
Cash paid during the nine months:
Interest	$3,436	$-	$2,856
Income taxes	$-	$-	$-

Non-cash investing and financing activities
Debt discount from warrants issued with note payable	$50,000	$-	$-
Common stock issued as collateral on note payable	$200	$-	$-

(see accompanying notes to unaudited consolidated financial statements)

BARE METAL STANDARD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND RESTATEMENT

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

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring adjustments) to present the financial position of the Company as of July 31, 2018 and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended July 31, 2019 are not necessarily indicative of the operating results for the full fiscal year. These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2018. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent year ended October 31, 2017 have been omitted.

For periods after the commencement of the Management Agreement (March 1, 2017), the Company is referred to as the Successor and its results of operations includes, the results of operations from Bare Metal Standard for the nine months subsequent to October 31, 2017.   For periods previous to the inception of the Management Agreement, the Company is referred to as the Predecessor and its results of operations includes only Taylor Brothers Holdings Inc. operations.  A black line separates the nine months ended July 31, 2018 successor results and the five months successor from the four months (predecessor) for the comparable four months ended period ended February 28, 2017, to highlight the lack of comparability between these periods.

BARE METAL STANDARD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Principles of Consolidation

The Company prepares its consolidated financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which have a fiscal year end of December 31. All intercompany accounts, balances and transactions have been eliminated in the consolidation. In March 2018, the Company formed BRMT Franchising, LLC, a Texas limited liability company that is a wholly-owned subsidiary of the Company.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has accumulated losses and shareholders’ deficit. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

Restatement

During the year ended October 31, 2018, the Company determined that as a result of the above transactions with Taylor Brothers Holdings Inc., under Regulation S-X for reporting purposes Taylor Brother Holdings, Inc. is considered a business. Thus, Taylor Brothers Holdings, Inc. is viewed as Predecessor entity for reporting purposes, and Bare Metal is viewed as a Successor entity. Therefore, the previously reported results of operations and cash flows for the nine months ended July 31, 2017 must be separated between Successor and Predecessor periods. The table below summarizes previously reported amounts and the restated presentation of the statement of operations and statement of cash flows:

BARE METAL STANDARD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

	As Previously Reported	As Restated	As Restated
	Nine Months	Five Months	Four Months
	Ended	Ended	Ended
Statements of Operations	July 31, 2017	July 31, 2017	February 28, 2017
		(Successor)	(Predecessor)
Revenue
Product sales and services	$220,282	$155,866	$87,925
Product sales and services - related parties	148,418	124,295	59,363
Total revenue	368,700	280,161	147,288
Cost of revenue	80,756	31,904	-
Gross income	287,944	248,257	147,288

Operating expenses
General and administrative expenses	319,581	80,505	76,905
Depreciation and amortization	-	-	4,638
Administrative and officer compensation	-	198,043	129,819
Total operating expenses	319,581	278,548	211,362

Income (Loss) from operations	(31,637)	(30,291)	(64,074)

Other expense
Interest expense	-	-	(2,867)
Total other expense	-	-	(2,867)

Net Income (loss)	$(31,637)	$(30,291)	$(66,941)

Basic and diluted income (loss) per common share	$(0.00)	$(0.00)	$(55.78)

Weighted average common shares outstanding
Basic and diluted	31,515,000	31,515,000	1,200

BARE METAL STANDARD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

	As Previously Reported	As Restated	As Restated
	Nine Months	Five Months	Four Months
	Ended	Ended	Ended
	July 31, 2017	July 31, 2017	February 28, 2017
Statements of Cash Flows	Successor	Successor	Predecessor

Cash flows from operating activities
Net (loss) income	$(31,637)	$(30,291)	$(66,941)
Adjustments to reconcile net loss to net cash (used
in) operating activites
Depreciation	-	-	4,639
Amortization of debt discount	-	-	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(39,465)	(29,786)	14,580
(Increase) decrease in accounts receivable - related parties	(49,765)	(15,097)	177
(Increase) decrease in inventory	(12,876)	(1,309)	-
Increase (decrease) in accounts payable	29,459	28,140	29,592
Net cash used in operating activities	(104,284)	(48,343)	(17,953)

Cash flows from financing activities
Proceeds received from note payable - related party	-	-	2,250
Repayment of note payable - related party	-	-	(34,587)
Repayment of note payable	-	-	(2,839)
Cash received from sale of common stock	20,000	-	-
Net cash provided by financing activities	20,000	-	(35,176)

Increase in cash and cash equivalents	(84,284)	(48,343)	(53,129)
Cash, beginning balance	87,488	51,547	55,456
Cash, ending balance	$3,204	$3,204	$2,327

Supplementary information
Cash paid during the nine months:
Interest	$3,436	$-	$2,856
Income taxes	$-	$-	$-

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

BARE METAL STANDARD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Accounts Receivable and Allowance for Doubtful Accounts

The Company's accounts receivable consists, of amounts owing by franchisees for monthly royalty commitments and for product sales to customers, including the cost of freight incurred to ship the product and other services provided by virtue of the management agreement with Taylor Brothers. Accounts receivable are stated at the amount management expects to collect from the outstanding balances. Accounts receivable as of July 31, 2018, (successor), consists of $39,254 due from non-related parties and $82,265 due from Taylor Brothers, Inc. a related party. Receivables at October 31, 2017 successor consists of $31,004 due from non-related parties and $16,355 from Taylor Brothers, Inc. a related party.

An allowance for doubtful accounts will be provided for those accounts receivable considered to be uncollectable based on historical experience, and management's evaluation at the end of the period.  Bad debts are written off against the allowance when identified. Bare Metal successor determined that no allowance was necessary as of July 31, 2018 or October 31, 2017.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivables.  The Company places its cash with high credit quality financial institutions.  At times such amounts may exceed federally insure limits.

Receivables arising from sales of the Company's products are not collateralized. As of July 31, 2018 successor, total accounts receivable were $121,519 of which $82,265 was owed by a related party.  Four unrelated customers represented approximately 90% (43%, 18%, 18%, and 11%) of non-related accounts receivable.  As of October 31, 2017 successor, total accounts receivable were $47,359 of which $16,355 was owed by a related party. Four unrelated customers represented approximately 96% (40%, 25%, 16%, and 11%) of non-related accounts receivable. (See note 3)

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, accounts payable and accrued expenses and shareholder loans.  The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Accounting for Derivative Liabilities

The Company evaluates stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity's Own Equity.  The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense.  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.  Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.  The Company determined that it has no financial instruments that meet the criteria for derivative accounting as of July 31, 2018 successor nor as of October 31, 2017 successor.

Beneficial Conversion Features

The Company, may, from time to time issue convertible notes that may have conversion prices that create an embedded liability pursuant to accounting guidance.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of any attached equity instruments, if any related equity instruments were granted with the debt. In accordance with this guidance, the intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital.  The debt discount is amortized to interest expense over the life of the note using the effective interest method. The Company determined that it has no financial instruments that meet the criteria for beneficial conversion as of July 31, 2018 and October 31, 2017.

BARE METAL STANDARD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 201615”). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under ASC Topic 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for the Company on November 1, 2018. The Company has not yet completed the analysis of how adopting this guidance will affect its consolidated financial statements.

BARE METAL STANDARD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other Than Inventory. This new standard eliminates the exception for an intra-entity transfer of an asset other than inventory. Under the new standard, entities should recognize the income tax consequences on an intra-entity transfer of an asset other than inventory when the transfer occurs. This new standard will be effective for the Company on November 1, 2018 and will be applied on a modified retrospective basis through a cumulative effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company has adopted this guidance.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Restricted Cash (a consensus of the FASB Emerging Issue Task Force) (“ASU 2016-18”). This new standard addresses the diversity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. This guidance is effective for after the Company on November 1, 2018. The Company does not expect that the adoption of ASU 2016-18 will have a material impact on its financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard will be effective for the Company on November 1, 2018 and is not expected to have a material impact

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. ASU 2017-04 is effective and has been adopted by the Company for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and should be applied on a prospective basis. The Company does not anticipate the adoption of ASU 2017-04 will have a material impact on its financial statements for both annual and interim reporting periods, if applicable. Management also is required to evaluate and disclose whether its plans alleviate that doubt. The standard is effective for the Company on November 1, 2018 and will be implemented using the modified retrospective approach. The Company does not expect the adoption of this guidance to have a material effect on the Company’s financial statements.

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

BARE METAL STANDARD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 3 – MAJOR CUSTOMERS

Bare Metal Standard (successor) has unrelated customers and one related party customer, whose revenue, during the nine months ended July 31, 2018 represented in excess of 10% of the total revenue and in excess of 10% of total accounts receivable.

During the three months ended July 31, 2018 Bare Metal Standard (successor) invoiced royalties and sold product and services, including freight, totaling $102,760 or 43% of its total revenue, to one related company, Taylor Brothers Inc. and $138,479 of non-related party revenue or (33%, 13%, and 12%), respectively, to three non-related parties. During the three months ended July 31, 2017 Bare Metal Standard (successor) invoiced royalties and sold product and services, including freight, totaling $89,592 or 47% of its total revenue, to one related company, Taylor Brothers Inc. and $100,420 of non-related party revenue or (38%, 21%, and 20%), respectively, to three non-related parties.

During the nine months ended July 31, 2018 Bare Metal Standard (successor) invoiced royalties and sold product and services, including freight, totaling $221,299 or 32% of its total revenue, to one related company, Taylor Brothers Inc. and $461,190 of non-related party revenue or (39%,15%,14% and 11%), respectively, to four non-related parties. During the five months ended July 31, 2017, Bare Metal invoiced $191,866 of non-related party revenue, or (32%, 19%, 16% and 15%), respectively, to four unrelated parties, and $124,295 or 40% to one related party. During the four months ended February 28, 2017, Taylor Brothers Inc. (predecessor) invoiced $87,925 non-related party revenue, or (14%, 11%, and 10%), respectively, to three unrelated parties, and $59,363 or 41% to one related party.

NOTE 4 – NOTES PAYABLE

On June 13, 2018 the Company borrowed $100,000 from a non-related investor. The note is repayable over 120 months with payments of $1,434 at an interest cost of 12%. The note is not convertible, but, is collateralized by 200,000 issued units of the Company’s common stock, which consist of one share of common stock and one warrant to purchase common stock for $2 per share for a period of two years. The estimated value of the warrants of $50,000 was recorded as debt discount and is being amortized over the maturity period of the debt. On July 31, 2018 the note had been reduced by $435.

On November 14, 2017 the Company opened a line of credit with a bank in the amount of $40,000 bearing interest at the bank prime rate plus 8.5%. On July 31, 2018 there was $33,707 outstanding. During the nine months ended July 31, 2018 the Company borrowed $36,000 and repaid $2,293.

NOTE 5 – RELATED PARTY DEBT AND TRANSACTIONS

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

NOTE 6 – STOCKHOLDER'S EQUITY

Successor

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, par value of $0.001. There are none issued.

Common Stock

The Company is authorized to issue 80,000,000 shares of common stock, $0.001 par value. During the year ended October 31, 2017, the Company (successor) sold, for cash, 60,000 of its common shares, at a cost of $0.50 per share for total proceeds of $30,000, and issued 70,000 common shares for services with a value $35,000 and accounted for as stock based compensation.

On July 13, 2018, the Company issued 200,000 non-convertible common share units, which included warrants, as collateral, to be exercised upon uncured default of the note.

BARE METAL STANDARD, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 7 – COMMON STOCK WARRANTS

Between March 1, 2017 and October 31, 2017 the Company (successor) did not sell any common stock units. On July 13, 2018, the Company issued 200,000 common stock units as collateral for a 10 year note payable. Each unit outstanding as of July 31, 2018 consists of one share of our common stock, and one warrant to purchase, for $2.00 and within 24 months of issuance, one share of common stock. The warrants vested upon grant date and will expire between February 8, 2018 and August 1, 2020. None expired during the eight months ended October 31, 2017. 240,000 expired between November 1, 2017 and July 31, 2018.

The estimated value of the 200,000 warrants issued in connection with the note payable was $50,000 and was recorded as debt discount and is being amortized over the maturity period of the debt. This value was estimated using a Black Scholes model with the following inputs: dividend yield 0%; expected term of two years’ risk-free rate, and a stock price of $0.50 based on the most recent cash sale price due to the lack of public trading of the Company’s stock. This resulted in a maximum value of the warrants of $50,000.

A summary of our stock warrant activity for the period from November 1, 2017 through July 31, 2018 is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Outstanding at beginning of period - October 31, 2017	515,000	2.00	0.73
Expired during the nine months ended July 31, 2018	(240,000)	2.00	-
Issued during the nine months ended July 31, 2018	200,000	2.00	2.00
Outstanding at end of period - July 31, 2018	475,000	2.00	0.90

Exercisable at end of period - July 31, 2018	475,000	2.00	0.90

The warrants outstanding and exercisable as of July 31, 2018 had no intrinsic value.

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

NOTE 9 – SUBSEQUENT EVENTS

On December 24, 2018, our chief executive officer loaned the Company $21,000. The loan has a maturity date of December 20, 2020, and bears interest at 7%, with monthly payments of $940. The Company has made payments of $4,117 against this note payable to date

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

For the three months and nine months ended July 31, 2018, Bare Metal Standard Inc. (Successor) and the three and five months ended July 31, 2017, Bare Metal Standard, Inc. (Successor) and four months ended February 28, 2017 Taylor Brothers Holdings (Predecessor):

On March 1, 2017, we entered into a management agreement with Taylor Brothers Holdings Inc., which is an operating company and has common majority shareholders and directors. The officers and directors of Bare Metal Standard were officers and directors of Taylor Brothers Holdings. James Bedal and Mike Taylor have resigned their positions with Taylor Brothers and work full time for Bare Metal Standard. The agreement term has no expiration and can be terminated by the Company at any time with written notice to the other party. As a result of the management agreement, Bare Metal Standard is to provide, on behalf of Taylor Brothers Holdings, certain management services, having full authorization, on behalf of Taylor Brothers Holdings to provide all the services and all the activities, normally provided by Taylor Brothers Holdings, under the Taylor Brothers Holdings franchise agreements, previously entered into by Taylor Brothers Holdings and the franchisees. Bare Metal Standard became responsible for servicing franchisee agreements and receiving 100% of the revenues associated with those agreements assumed for the support and maintenance of the preexisting franchise agreements of Taylor Brothers Holdings franchisees as Taylor Brothers Holdings has ceased selling franchises. Bare Metal Standard is due all collections from franchisees. Bare Metal Standard assumed the business operations of the existing franchise agreements while potential liabilities arising from said agreements will remain with Taylor Brothers Holdings. Additionally, on November 1, 2017 Bare Metal Standard, entered into a royalty free license agreement with Taylor Brothers Holdings Inc. with the right to sublease, the use of Trade Name Bare Metal Standard and related industry know-how including proprietary software in exchange for a monthly fee of $2,000 paid in arrears. As a result of the above transactions with Taylor Brothers Holdings Inc., under Regulation S-X for reporting purposes Taylor Brother Holdings Inc. is considered a business. Thus, Taylor Brothers Holdings Inc. is viewed as Predecessor entity for reporting purposes, and Bare Metal Standard is viewed as a Successor entity. For purposes of the following discussion, we compare the results of Bare Metal Standard Inc. for the nine months ended July 31, 2018 to the combined results of Bare Metal Standard Inc for the five months ended July 31, 2017 and Taylor Brothers Holdings for the four months ended February 28, 2017. A black line separates the Predecessor and Successor financial statements to highlight the lack of comparability between these periods.

Revenue

During the three months and nine months ended July 31, 2018, Bare Metal (Successor) generated franchise fee revenue, from non-related parties of $138,479 and $461,190, respectively, compared to $155,866 generated by Bare Metal Standard (successor) during the five months ended July 31, 2017 and $87,925 generated by Taylor Brothers Holdings (Predecessor) during the four months ended February 28, 2017 and $100,420 for the three months ended July 31, 2017. During the three months and nine months ended July 31, 2018, Bare Metal Standard (Successor) generated $102,760 and 221,299, respectively, from related party franchisees while Bare Metal Standard (Successor) generated $124,295 from related parties during the five months ended July 31, 2017 and Taylor Brothers Holdings (Predecessor) generated $59,363 from related parties during the four months ended February 28, 2017, and $89,592 for the three months ended July 31, 2017. Total revenue from franchise fees, from all franchisees, totaled $241,239 and $682,489 for the three months and nine months ended July 31, 2018 compared to $280,161 for the five months ended July 31, 2017 and $147,288 Taylor Brothers Holdings (Predecessor) for the four months ended February 28, 2017 and $190,012 for the three months ended July 31, 2017. Both revenue from related party franchisees and organic growth from other franchisees increased.

For the three months and nine months ended July 31, 2018, Bare Metal Standard (Successor) experienced a net loss of $3,772 and $94,698, respectively, as compared to a Bare Metal Standard (Successor) net loss of $30,291 for the five months ended July 31, 2017 and a Taylor Brothers Holdings (Predecessor) net loss of $66,941 for the four months ended February 28, 2017 and $2,271 profit for the three months ended July 31, 2017. This primarily resulted from higher revenues more than offsetting higher general & administrative expenses. The higher level of general and administrative expense is likely to continue given the costs of maintaining the company as a public company.

Bare Metal Standard (Successor) generated total revenues of $241,239 and $682,489 for the three months and nine months ended July 31, 2018 compared to $281,161 of total revenue generated by Bare Metal Standard (Successor) during the five months ended July 31, 2017 and $147,288 total revenue generated by Taylor Brothers Holdings (Predecessor) during the four months ended February 28, 2017 and $190,012 for the three months ended July 31, 2017. At July 31, 2018, Bare Metal Standard (Successor) had an accumulated deficit of $408,100. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Liquidity and Capital Resources

The Company is authorized to issue 80,000,000 shares of its $0.001 par value common stock. As of July 31, 2018, the Company has 31,845,000 shares of common stock issued and outstanding. As of July 31, 2018, the Company had current assets of $149,849 and current liabilities of $119, 029.

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

Working Capital

Bare Metal Standard (Successor) as of July 31, 2018 had current assets of $149,849 and current liabilities of $119,029 or working capital of $30,820 compared to current assets of $85,839 and current liabilities of $46,350 or working capital of $39,489, at October 31, 2017. The reduction in working capital results from an increase in current assets being more than offset by an increase in the amount of short term borrowings, including a bank line of credit.

Operating Activities

During the nine months ended July 31, 2018, Bare Metal Standard (Successor) utilized cash in the amount of $124,485, to pay for operating activities, compared to $48,343 of cash used in the five months ended July 31, 2017 by Bare Metal Standard (Successor) and the $17,953 used by Taylor Brothers Holdings (Predecessor) operations during the four months ended February 28, 2017.

Investing Activities

Bare Metal Standard (Successor) nor Taylor Brothers Holdings (Predecessor) generated any funds from investing activities during the nine months ended July 31, 2018 nor the four months ended February 28, 2017 (Predecessor).

Financing Activities

During the nine months ended July 31, 2018 Bare Metal Standard (Successor) received $138,147 of cash from financing activities, compared to net cash received of $0during the five months ended July 31, 2017 (Successor), and a net cash out flow of $35,176 by Taylor Brothers Holdings (Predecessor) during the four months ended February 28, 2017. Bare Metal Standard (Successor) cash flow from financing activities during the nine months ended July 31, 2018 was mostly from a $100,000 note issuance and a $36,000 bank line of credit.. During the four months ended February 28, 2017, the negative cash flow from financing activities resulting almost entirely from repayment of $34,587 of a related party note payable.

Plan of Operation

Bare Metal Standard’s (Successor) plan of operation is to provide franchise opportunities in the services of commercial kitchen grease exhaust systems (GES) as well as providing franchisee management systems in other industries. As of July 31, 2018, we had $20,171 cash on hand and accounts receivable of $39,254 plus $82,265 accounts receivable from a related party. Management believes, without any additional funding or revenues, the Company has to continue to sell equity securities to finance its operations and continued growth. We will apply any proceeds from future revenues to help cover our expenditures. At this time, management anticipates it will be required to seek outside funding to keep its business operational for the next twelve months, and will continue its efforts to seek additional funding.

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

As of July 31, 2018, Bare Metal Standard (Successor) had four full time employees and two officers. We are dependent upon our two officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Revenue Recognition: The Company's revenue is derived from the sale of franchises, and products, services and the training necessary to support the franchisees under its Management agreement with Taylor Brothers Holdings, and a percentage of franchisees’ revenue invoiced to their clients, plus specific charges for software usage, sale of consumables and consulting services.

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

