Form 10-K
period 2018-10-31
BARE METAL STANDARD INC.
filed 2019-08-16
CIK 1658880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒   Annual Report PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

YES ☐          NO ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,625,000 as of April 30, 2018

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 31,845,000 shares of common stock as of August 14, 2019.

Documents Incorporated By Reference:  None

2

BARE METAL STANDARD, INC.

OCTOBER 31, 2018

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

Item 1, Business

On November 12, 2015 Bare Metal Standard (“Bare Metal”, “BMS” or the “Company”) was incorporated under the laws of the State of Idaho as a corporation capitalizing on the current growth in commercial kitchens. With the core competency of servicing commercial kitchen grease exhaust systems the Company’s strategy is to leverage this required service to capture a national footprint of commercial kitchen customers through the franchise model of their Bare Metal Standard brand. The Company is focused exclusively on the restaurant industry and specifically the engine that drives this business the commercial kitchen. The Company seeks to develop synergistic services required by commercial kitchens to keep them Safe, Health and Efficient. The Company views the market in three customer categories; a. Healthcare, b. Institutional and c. Restaurants.

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

On March 1, 2017, we entered into a management agreement with Taylor Brothers Holdings Inc. “Taylor Brothers” or Taylor Brothers Holdings”, which is an operating company and has common majority shareholders and directors. The officers and directors of Bare Metal Standard were officers and directors of Taylor Brothers. James Bedal and Mike Taylor have resigned their positions with Taylor Brothers and work full time for Bare Metal Standard. The agreement term has no expiration and can be terminated by the Company at any time with written notice to the other partner. As a result of the management agreement, Bare Metal is to provide, on behalf of Taylor Brothers, certain management services, having full authorization, on behalf of Taylor Brothers to provide all the services and all the activities, normally provided by Taylor Brothers, under the Taylor Brothers franchise agreements, previously entered into by Taylor Brothers and the franchisees Bare Metal became responsible for servicing franchisee agreements and receiving 100% of the revenues associated with those agreements assumed for the support and maintenance of the preexisting franchise agreements of Taylor Brothers Holdings franchisees as Taylor Brothers Holdings has ceased selling franchises. Bare Metal is due all collections from franchisees. Bare Metal Standard assumed the business operations of the existing franchise agreements while potential liabilities arising from said agreements will remain with Taylor Brothers. Additionally, on November 1, 2017 Bare Metal, entered into a royalty free license agreement with Taylor Brothers Holdings Inc. with the right to sublease, the use of Trade Name Bare Metal Standard and related industry know-how including proprietary software in exchange for a monthly fee of $2,000 paid in arrears. As a result of the above transactions with Taylor Brothers Holdings Inc., under Regulation S-X for reporting purposes Taylor Brother Holdings Inc. is considered a business. Thus, Taylor Brothers Holdings Inc. is viewed as Predecessor entity for reporting purposes, and Bare Metal is viewed as a Successor entity. For purposes of the following discussion, we compare the combined results of Bare Metal Standard for the 12 months ended October 31, 2018 to the combined results of Bare Metal Standard Inc. for the eight months ended October 31, 2017 and Taylor Brothers Holdings for the four months ended February 28, 2017.

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

The following table sets forth the quarterly high and low closing prices for our Common Stock during the last fiscal year, as reported by OTCMarkets. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	Closing Price
2018 Fiscal Year	Hi		Low
January 31, 2018		$1.00	0.66
April 30, 2018	$	n/a	n/a
July 31, 2018		$1.00	1.00
October 31, 2018		$0.66	0.66

2017 Fiscal Year

July 31, 2017	$0.01	0.01
October 31, 2017	$0.01	0.01

The Company became effective on January 18, 2017 and first listed its common stock for trading on June 22, 2017.

The most recently report trade of our common stock on OTC Markets was $0.97 on July 2, 2019.

Holders

As of October 31, 2018, we had 57 holders of record of our common stock.

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

Between February 8, 2016 and October 31, 2016, the Company sold 475,000 common shares units to third party investors at a cost of $0.50 per unit for total proceeds of $237,500. Each unit consists of one share of our common stock, and one warrant to purchase one share of common stock within 24 months of issuance, for $2.00. During the eight months ended October 31, 2017, the Company issued 60,000 common shares at a cost of $0.50 per share for cash proceeds of $30,000 and 70,000 common shares issued for services and valued at $35,000 and accounted for as stock- based compensation. During the year ended October 31, 2018, the Company issued 200,000 common share units, which consist of one share of common stock and one warrants collateral for a note payable of $100,000, recognizing a $50,000 debt discount for the value of the warrants.

Common Stock Warrants

Between February 8, 2016 and October 31, 2016, the Company sold 475,000 common share units for $0.50 per unit, for a total of $237,500.  Each unit consists of one share of our common stock, and one warrant to purchase one share of common stock within 24 months of issuance, for $2.00.  The warrants vest upon grant date and expire between February 8, 2018 and October 31, 2018. On June 13, 2018 the Company borrowed $100,000 from a non-related investor. The note is not convertible, but, is collateralized by 200,000 units of the Company’s common stock, which have been issued. Each common stock unit includes the right, to purchase, for up to two years, at a cost of $2 per share, one common share of common stock.

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

Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Successor and Predecessor Financial Presentation

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

For the years ended October 31, 2018 and 2017:

While, from a legal perspective, we did not acquire Taylor Brothers, the Company entered into a management agreement with Taylor Brothers, from an accounting perspective we are deemed to have acquired Taylor Brothers effective March 1, 2017. Thus, Taylor Brothers is viewed as predecessor entity for accounting purposes, and we are viewed as a successor entity. For purposes of the following discussion, we compare the results of Bare Metal Standard Inc. for the 12 months ended October 31, 2017 to the combined results of Bare Metal Standard Inc. for the eight months ended October 31, 2017 and Taylor Brothers for the four months ended February 28, 2017.

During the fiscal year ended October 31, 2018, the Company generated total revenues of $887,189, of which $368,293 is from related parties. During the eight months ended October 31, 2017, Bare Metal (Successor) generated franchise fee revenue, from non-related parties of $292,996 plus $87,925, generated by Taylor Brothers Holdings (Predecessor) for the four months ended February 28, 2017. The principal reason for the increase in revenues was increased activity generated by the franchisees.

For the fiscal year ending October 31, 2018, we experienced a net loss of $125,470, as compared to a net loss of $79,822 for the eight months ended October 31, 2017 and a net loss of $66,941 for the four months ended February 28, 2017. This primarily resulted from higher operating expenses in the 2018 period, which more than offset the increase in revenues. The higher level of operating expense is partly attributable to higher general and administrative expenses, which is likely to continue given the costs of maintaining the company as a public company.

Revenue

The Company has generated total revenues of $887,189 for the fiscal year ended October 31, 2018, of which $368,293 is from related parties, which is an increase from the $494,425 of revenues during the eight months ended October 31, 2017 (Predecessor), including $201,429 from related parties, and $147,288 of revenue for the four months ended February 28, 2017 (Predecessor), including $59,363 from related parties. Nevertheless, as of October 31, 2018, the Company had an accumulated deficit of $434,608. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Liquidity and Capital Resources

The Company is authorized to issue 80,000,000 shares of its $0.001 par value common stock. As of October 31, 2018, the Company has 31,845,000 shares of common stock issued and outstanding. As of October 31, 2018, the Company had current assets of $106,095 and current liabilities of $106,493

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. In order for the Company to remain a Going Concern it will need to find additional capital or generate revenues. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders),or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

Management believes the Company has sufficient cash assets, coupled with Managements’ ability to provide additional funds through the sale of equity securities, to fund its operations and keep the Company fully reporting for the next twelve (12) months.

Operating Activities

During the twelve months ended October 31, 2018, we utilized cash in the amount of $125,116 to pay for operating activities, compared to the $75,038 of cash used to pay for operating expenses for the eight months ended October 31, 2017 and $17,953 used in operations for the four months ended February 28, 2017. The difference was due, primarily, to the increase in the net loss during the period as a result of higher ongoing operating expense.

Investing Activities

We did not generate any funds from investing activities during the twelve month period ended October 31, 2018 and for the eight months ended October 31, 2017 or the four months ended February 28, 2017.

Financing Activities

During the twelve months ended October 31, 2018 we received a net amount of $130,250 of cash from financing activities, including proceeds from third party loans of $100,000. The Company also made total repayments on third party loans of $5,245 and repayments of $505 on related party notes payable. In the comparable 2017 period, we received $30,000 of cash from sale of common stock, none of which was sold in the 12 months ended October 31, 2018.During the four months ended February 28, 2017, the Predecessor received proceeds of $2,250 from related party notes payable, made repayments to related parties of $34,587 and repayments on third party loans of $2,839.

Plan of Operation

The Company’s plan of operation is to provide franchise opportunities in the services of commercial kitchen grease exhaust systems (GES). As of October 31, 2018, we had $11,643 cash on hand and accounts receivable of $33,705. Management believes, without any additional funding or revenues, the Company has to resume selling equity securities to finance its operations and continued growth. We will apply any proceeds from future revenues to help cover our expenditures. At this time, management anticipates it will be required to seek outside funding to keep its business operational for the next twelve months, and will continue its efforts to seek additional funding.

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

Going Concern

Our independent auditors included an explanatory paragraph in their report on the October 31, 2018 audited financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations.

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

As of October 31, 2018, we had four full time employees and two officers. We are dependent upon our two officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

The Company's revenue is derived from the sale of products, services and training to support the franchisees under its Management agreement with Taylor Brothers, as a percentage of franchisees’ revenue invoiced to their clients, plus specific charges for software usage, sale of consumables and consulting services.  The Company recognizes revenue when it is realized or realizable and earned, and therefore only recognizes revenue when a franchise agreement has been entered into and the franchise fee received. The Company recognizes revenue from the sale of products, royalties, and services when the product has been shipped or the services have been provided in accordance with the contract entered into with the customer. Payments received in advance of satisfaction of the relevant criteria for revenue recognition are recorded as advances from customers. The Company has no responsibility for collections, of trade debt, owed to a franchisee by the franchisees’ clients and therefore will not create an allowance for potential uncollectable obligations owing to it by the franchisee, unless it is determined that the franchisee will default on its obligation the Company. In accordance with the guidance in FASB Topic ASC 605, Revenue Recognition , the Company recognizes revenue when (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the fee is fixed or determinable, and (d) collectability is reasonable assured.

Summary of Significant Accounting Policies

Our consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our consolidated financial statements.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting for share-based payment awards issued to employees and nonemployees. Under ASU No. 2018-07, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. This standard will be effective for the Company on November 1, 2020, and the Company is currently evaluating the potential impact on its financial statements.

Item 7A Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8 Financial Statements and Supplementary Data

See F-1.

BARE METAL STANDARD, INC.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

AND

CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended

October 31, 2018 and 2017

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Bare Metal Standard, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bare Metal Standard, Inc. (the “Company”) as of October 31, 2018 and 2017, and the consolidated related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended October 31, 2018 and for the for the eight months ended October 31, 2017, and the related notes and we have audited the accompanying statements of operations, changes in stockholders’ equity (deficit), and cash flows for the four months ended February 28, 2017, and the related notes (collectively referred to as the “financial statements”) of Taylor Brothers Holdings, Inc. (the “Predecessor”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2018 and 2017, and the results of its operations and its cash flows for the year ended October 31, 2018 and the eight months ended October 31, 2017 and of the Predecessor the four months ended February 28, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s and the Predecessor’s management. Our responsibility is to express an opinion on the Company’s and the Predecessor’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company and the Predecessor are not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's or the Predecessor’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2016

Houston, Texas

August 14, 2019

Bare Metal Standard, Inc.

Consolidated Balance Sheets

	October 31
	2018	2017
Assets
Current assets
Cash	$11,643	$6,509
Accounts receivable	33,705	31,004
Accounts receivable - related parties	51,538	16,355
Inventory	9,209	31,971
Total current assets	106,095	85,839

Total assets	$106,095	$85,839

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable and accrued liabilities	35,904	$46,350
Accounts payable related party	19,000	-
Bank line of credit	32,520	-
Related party note payable - current portion	1,853	-
Promissory note payable - current portion	17,217	-
Total current liabilities	106,494	46,350

Long term liabilities
Related party note payable	2,642	-
Promissory note payable, net of discount	32,941	-
Total long term liabilities	35,583	-

Total liabilities	142,077	-
Stockholders' equity (deficit)
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
none issued and outstanding as of October 31 , 2018 and 2017 respectively	-	-
Common stock, $0.001 par value; 80,000,000 shares authorized;
31,845,000 shares issued and outstanding as of October 31, 2018
and 31,645,000 as of October 31, 2017 respectively	31,845	31,645
Additional paid-in capital	371,705	321,905
Accumulated deficit	(439,532)	(314,061)
Total stockholders' equity (deficit)	(35,982)	39,489

Total liabilities and stockholders' equity (deficit)	$106,095	$85,839

(see accompanying notes to consolidated financial statements)

Bare Metal Standard, Inc.

Consolidated Statements of Operations

	For the Year Ended	For the Eight Months Ended	For the Four Months Ended
	October 31	October 31,	February 28,
	2018	2017	2017
	(Successor)	(Successor)	(Predecessor)
Revenue
Product sales and services	$518,896	$292,996	$87,925
Product sales and services - related parties	368,293	201,429	59,363
Total revenue	887,189	494,425	147,288
Cost of revenue	253,842	86,366	-
Gross income	633,347	408,059	147,288

Operating expenses
General and administrative expenses	285,401	178,783	76,905
Depreciation and amortization	-	-	4,638
Administrative and officer compensation	463,851	309,098	129,819
Total operating expenses	749,252	487,881	211,362

Loss from operations	(115,905)	(79,822)	(64,074)

Other expense
Interest expense	(9,566)	-	(2,867)
Total other expense	(9,566)	-	(2,867)

Net loss	$(125,471)	$(79,822)	$(66,941)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(55.78)

Weighted average common shares outstanding Basic and diluted	31,721,164	31,537,712	1,200

(see accompanying notes to consolidated financial statements)

Bare Metal Standard, Inc.

Consolidated Statements of Changes in Stockholders' Equity

For the Year Ended October 31, 2018 and Eight Months Ended October 31, 2017 (Successor) and Four Months Ended February 28, 2017 (Predecessor)

	Preferred		Common		Additional Paid	Accumulated	Stockholders'
	Shares	Par	Shares	Par	In Capital	Deficit	Deficit

Balances as of October 31, 2016	-	$-	1,200	$1,200	$-	$(86,940)	$(85,740)
Net loss for the four months ended February 28, 2017	-	-	-	-	-	(66,941)	(66,941)
Balances as of October 31, 2017	-	$-	1,200	$1,200	$-	$(153,881)	$(152,681)

SUCCESSOR
Balances at March 1, 2017	-	$-	31,515,000	$31,515	$257,035	$(234,239)	$54,311
Common stock issued for cash	-	-	60,000	60	29,940	-	30,000
Common shares issued for services	-	-	70,000	70	34,930	-	35,000
Net loss for the eight months ended October 31, 2017	-	-	-	-	-	(79,822)	(79,822)

Balances as of October 31, 2017	-	-	31,645,000	31,645	321,905	(314,061)	39,489
Common shares issued as collateral for note payable	-	-	200,000	200	(200)	-	-
Warrants issued in connetion with debt discount on note payable	-	-	-	-	50,000	-	50,000
Net loss for the year	-	-	-	-	-	(125,471)	(125,471)

Balances as of October 31, 2018	-	$-	$31,845,000	$31,845	$371,705	$(439,532)	$(35,982)

(See accompanying notes to consolidated financial statements)

Bare Metal Standard, Inc.

Statements of Cash Flows

	For the Year Ended	For the Eight Months Ended	For the Four Months Ended
	October 31	October 31,	February 28,
	2018	2017	2017
	(Successor)	(Successor)	(Predecessor)
Cash flows from operating activities
Net loss	$(125,471)	$(79,822)	$(66,941)
Adjustments to reconcile net loss to net cash used
in operating activites
Common stock issued for services	-	35,000	-
Professional service fee paid by related party	5,000	-	-
Amortization of debt discount	1,923	-	-
Depreciation	-	-	4,639
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,701)	(22,239)	14,580
(Increase) decrease in accounts receivable - related parties	(35,183)	(16,355)	177
(Increase) decrease in inventory	22,762	(20,404)	-
Increase (decrease) in accounts payable	(10,446)	28,782	29,592
Increase (decrease) in accounts payable - related parties	19,000	-	-
Net cash used in operating activities	(125,116)	(75,038)	(17,953)

Cash flows from financing activities
Proceeds from sale of common stock	-	30,000	-
Proceeds received from notes payable - related party	-	-	2,250
Repayment of note payable - related party	(505)	-	(34,587)
Note payable Proceeds from third party loans	136,000	-	-
Repayment of third party loans	(5,245)	-	(2,839)
Net cash provided by (used in) financing activities	130,250	30,000	(35,176)

Net increase (decrease) in cash and cash equivalents	5,134	(45,038)	(53,129)
Cash, beginning balance	6,509	51,547	55,456
Cash, ending balance	$11,643	$6,509	$2,327

Supplementary information
Cash paid during the nine months:
Interest	$7,818	$-	$2,856
Income taxes	$-	$-	$-

Non-cash investing and financing transactions
Common stock issued as collateral on note payable	$200	$-	$-
Debt discount due to warrants issued with note payable	$50,000	$-	$-

(see accompanying notes to consolidated financial statements)

BARE METAL STANDARD, INC.

Notes to Consolidated Financial Statements

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

On March 1, 2017, Bare Metal Standard, Inc. entered into a Management Agreement with Taylor Brothers Holdings, Inc. which is an operating company and has common majority shareholders and directors. The officers and directors of Bare Metal Standard were officers and directors of Taylor Brothers. James Bedal and Mike Taylor have resigned their positions with Taylor Brothers and work full time for Bare Metal Standard. The agreement term has no expiration and can be terminated by the Company at any time with written notice to the other partner. As a result of the management agreement, Bare Metal is to provide, on behalf of Taylor Brothers, certain management services, having full authorization, on behalf of Taylor Brothers to provide all the services and all the activities, normally provided by Taylor Brothers, under the Taylor Brothers franchise agreements, previously entered into by Taylor Brothers and the franchisees Bare Metal became responsible for servicing franchisee agreements and receiving 100% of the revenues associated with those agreements assumed for the support and maintenance of the preexisting franchise agreements of Taylor Brothers Holdings franchisees as Taylor Brothers Holdings has ceased selling franchises. Bare Metal is due all collections from franchisees. Bare Metal Standard assumed the business operations of the existing franchise agreements while potential liabilities arising from said agreements will remain with Taylor Brothers. Additionally, on November 1, 2017 Bare Metal, entered into a royalty free license agreement with Taylor Brothers Holdings Inc. with the right to sublease, the use of the trade name Bare Metal Standard and related industry know-how including proprietary software in exchange for a monthly fee of $2,000 paid in arrears.

Bare Metal Standard is, currently, seeking the same management opportunities in other industries. The Company intends to sell franchises in the commercial kitchen fire prevention and mitigation services environment, but, in addition, is looking for the same opportunities in other disciplines.

Basis of Presentation

The accompanying audited financial statements and related footnotes have been presented on a comparative basis in accordance with accounting principles generally accepted in the United States of America (or U.S. GAAP) and with the Securities and Exchange Commission’s (or SEC) instructions for the Form 10-K.

On March 1, 2017, Bare Metal Standard, Inc. entered into a Management Agreement with Taylor Brothers Holdings, Inc. which is an operating company and has common majority shareholders and directors. The officers and directors of Bare Metal Standard were officers and directors of Taylor Brothers. James Bedal and Mike Taylor have resigned their positions with Taylor Brothers and work full time for Bare Metal Standard. The agreement term has no expiration and can be terminated by the Company, at any time, with written notice to the other partner. As a result of the management agreement, Bare Metal is to provide, on behalf of Taylor Brothers, certain management services, having full authorization, on behalf of Taylor Brothers to provide all the services and all the activities, normally provided by Taylor Brothers, under the Taylor Brothers franchise agreements, previously entered into by Taylor Brothers and the franchisees Bare Metal became responsible for servicing franchisee agreements and receiving 100% of the revenues associated with those agreements assumed for the support and maintenance of the preexisting franchise agreements of Taylor Brothers Holdings franchisees as Taylor Brothers Holdings has ceased selling franchises. Bare Metal is due all collections from franchisees. Bare Metal Standard assumed the business operations of the existing franchise agreements while potential liabilities arising from said agreements will remain with Taylor Brothers. Additionally, on November 1, 2017 Bare Metal, entered into a royalty free license agreement with Taylor Brothers Holdings Inc. with the right to sublease, the use of Trade Name Bare Metal Standard and related industry know-how including proprietary software in exchange for a monthly fee of $2,000 paid in arrears. As a result of the above transactions with Taylor Brothers Holdings Inc., under Regulation S-X for reporting purposes Taylor Brother Holdings, Inc. is considered a business. Thus, Taylor Brothers Holdings, Inc. is viewed as Predecessor entity for reporting purposes, and Bare Metal is viewed as a Successor entity.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has an accumulated deficit, and reoccurring net losses. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

Cash and Cash Equivalents

Cash as of October 31, 2018 and October 31, 2017 included cash on-hand.

Accounts Receivable and Allowance for Doubtful Accounts

The Company's accounts receivable consists, of amounts owing by franchisees for monthly royalty commitments and for product sales to customers, including the cost of freight incurred to ship the product and other services provided by virtue of the management agreement with Taylor Brothers. Accounts receivable are stated at the amount management expects to collect from the outstanding balances. Accounts receivable as of October 31, 2018 consists of $33,705 and $51,538 due from non-related parties and related parties, respectively. As of October 31, 2018, four customers represented approximately 66.7% (22%, 19.7%, 16% and 10%) of non – related accounts receivable. On October 31, 2017, those amounts were $31,004 and 16,355.

An allowance for doubtful accounts will be provided for those accounts receivable considered to be uncollectable based on historical experience, and management's evaluation at October 31, 2018 and 2017.  Bad debts are written off against the allowance when identified. Bare Metal determined that no allowance was necessary for the years ended October 31, 2018 and 2017.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivables.  The Company places its cash with high credit quality financial institutions.  At times such amounts may exceed federally insure limits.

Receivables arising from sales of the Company's products are not collateralized. As of October 31, 2018, total accounts receivable were $85,243 of which $51,538 or approximately 60.5% was owed by a related party. On October 31, 2017, total accounts receivable were $47,359, of which $16,355 or approximately 35% was owed by the same related party.  As of October 31, 2018, one non - related customer represented approximately 16%, of the total accounts receivable.  As of October 31, 2017, four customers represented approximately 91% (40%, 25%, 16%, and 11%) of non-related accounts receivable.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, accounts payable and accrued expenses and shareholder loans.  The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

 Accounting for Derivative Liabilities

The Company evaluates stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity's Own Equity.  The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense.  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.  Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.  The Company determined that it has no financial instruments that meet the criteria for derivative accounting as of October 31, 2018 nor as of October 31, 2017.

Beneficial Conversion Features

The Company, may, from time to time issue convertible notes that may have conversion prices that create an embedded liability pursuant to accounting guidance.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of any attached equity instruments, if any related equity instruments were granted with the debt. In accordance with this guidance, the intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital.  The debt discount is amortized to interest expense over the life of the note using the effective interest method. The Company determined that it has no financial instruments that meet the criteria for beneficial conversion as of October 31, 2018 nor as of October 31, 2017.

 Share-Based Compensation

The Company accounts for stock-based compensation to employees and non-employees in accordance with FASB ASC 718 Compensation—Stock Compensation.  Stock-based compensation to employees is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period.   Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period.  The Company estimates the fair value of stock-based payments using the Black-Scholes option-pricing model for common stock options and warrants and the latest fair market price of the Company's common stock for common share issuances.

Inventories and Provision for Excess or Expired Inventory

Inventory consists of finished goods and consumables held for resale to franchisees, and is valued on an average cost basis.  Provisions for excess inventory are included in cost of goods sold and have historically been immaterial but adequate to provide for losses.  Inventory is reviewed, at least, quarterly. The Company has determined that there was no need to reserve for obsolescence as of October 31, 2018 and October 31, 2017.

Property and Equipment

The Company does not possess any property or equipment.

Long-lived Assets

The Company does not possess any long-lived assets.

Revenue Recognition

The Company's revenue is derived from the sale of products, services and training to support the franchisees under its Management agreement with Taylor Brothers, as a percentage of franchisees’ revenue invoiced to their clients, plus specific charges for software usage, sale of consumables and consulting services.  The Company recognizes revenue when it is realized or realizable and earned, and therefore only recognizes revenue when a franchise agreement has been entered into and the franchise fee received. The Company recognizes revenue from the sale of products, royalties, and services when the product has been shipped or the services have been provided in accordance with the contract entered into with the customer. Payments received in advance of satisfaction of the relevant criteria for revenue recognition are recorded as advances from customers. The Company has no responsibility for collections, of trade debt, owed to a franchisee by the franchisees’ clients and therefore will not create an allowance for potential uncollectable obligations owing to it by the franchisee, unless it is determined that the franchisee will default on its obligation the Company. In accordance with the guidance in FASB Topic ASC 605, Revenue Recognition , the Company recognizes revenue when (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the fee is fixed or determinable, and (d) collectability is reasonable assured.

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

The Company expects to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination.  For tax positions meeting a "more-likely-than-not" threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority.  For tax positions not meeting the threshold, no financial statement benefit is recognized.  As of October 31, 2018 and October 31, 2017, the Company had no uncertain tax positions.  The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses.  The Company currently has no federal tax examinations nor has it had any federal income tax penalties since its inception.

The New Tax Act, signed into law on December 22, 2017 made significant changes to the Internal Revenue Code. These changes include of corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017. Additionally, the NOL carryforward period for new NOLs will change from 20 succeeding taxable years to an indefinite period. With the elimination of the alternative minimum tax, NOLs for taxable years beginning after December 31, 2017, can offset 80% of Federal taxable income. Since the Company is using the asset and liability method of accounting for income taxes and because deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which temporary differences are expected to reverse, the Company is revaluing the net deferred assets, fully offset by a valuation allowance, after December 31, 2017.

Predecessor

The Predecessor is a corporation; reports its own profits and losses, and has not had taxable income during the current reporting period. Accordingly, no provision for income taxes has been reflected in these financial statements.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding.  Diluted net income per share is calculated by dividing net income by the weighted-average common shares outstanding during the period using the treasury stock method.   As the Company incurred net losses for the years ended October 31, 2018 and 2017, no potentially dilutive securities were included in the calculation of diluted earnings per share as the impact would have been anti-dilutive.  Therefore, basic and dilutive net income (loss) per share were the same.

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

NOTE 3 – MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

Bare Metal had four unrelated customer and one related party customer, whose revenue, during the year ended October 31, 2018 represented in excess of 10% of the total revenue for related party and total revenue non-related parties and four unrelated customers that represented in excess of 10% of total accounts receivable. Bare Metal had two unrelated customers and one related party customer, whose revenue, during the year ended October 31, 2017 represented in excess of 10% of the total revenue and two unrelated customers that represented in excess of 10% of total accounts receivable.

Concentration of revenue and related party revenue-

During the year ended October 31, 2018, the Company invoiced royalties and sold products and services, including freight totaling $368,293 or 41.5%, of total sales to one related company, Taylor Brothers, Inc., and $460,068 of non-related party revenue or (16%,16%,13% and 43%), respectively, to four non-related parties.. During the year ended October 31, 2017 Bare Metal invoiced royalties and sold product and services, including freight, totaling $201,429 or 39.7% of its total revenue, to one related company, Taylor Brothers Inc. and $207,456 of non-related party revenue or (21%,10%,9.6%), respectively, to three non-related parties.

Concentration of accounts receivable and related party accounts receivable-

Receivables arising from sales of the Company's products are not collateralized. As of October 31, 2018, total accounts receivable were $85,243 of which $51,538 or 60.1% was owed by Taylor Brothers, Inc., a related party. As of October 31, 2018, four unrelated customers represented approximately 93% (41%, 20%, 22%, and 10%) of non-related accounts receivable As of October 31, 2017, total accounts receivable were $47,359 of which $16,355 or 35% was owed by a related party. As of October 31, 2018, one unrelated customer accounted for approximately 16% of total accounts receivable. As of October 31, 2017, four unrelated customers represented approximately 91% (40%, 25%, 16%, and 11%) of non-related accounts receivable.

NOTE 4 – INVENTORY

Inventories consist of finished goods consumables that are provided to franchisees as a vehicle to maintain consistency of operations.  The items are recorded at cost and sold to the franchisees with a nominal mark-up.  Provisions for excess inventory are included in cost of goods sold and have historically been immaterial.  Inventories are stated at the lower of cost, determined by average cost, or net realizable value.

NOTE 5 – NOTES PAYABLE

On June 13, 2018, the Company borrowed $100,000 from a non-related investor. The note is repayable, in equal monthly instalments, over 120 months with payments of $1,438 at an interest cost of 12%. The note is not convertible, but, is collateralized by 200,000 units of the Company’s common stock, which have been issued. Each common stock unit includes one common share and the right, to purchase, for up to two years, at a cost of $2, one common share. $50,000 of debt discount was recognized in connection with the note related to the warrants and is being amortized in equal annual instalments over the life of the note. The $50,000 fair value of the warrants was determined based on the relative fair value of the warrants and debt, assuming a maximum value based on the most recent sale price of common stock for cash of $0.50 per share, due to the lack of active trading market for the Company’s common stock. On October 31, 2018 the note had been reduced by $1,765 and the cost of the discount had been reduced by $1,923 by a charge to the income statement.

On November 14, 2017, the Company opened a line of credit with a bank in the amount of $40,000 bearing interest at the bank prime rate plus 8.5%. During the year ended October 31, 2,018, the Company drew $36,000 against the line of credit and repaid $3,480. $32,520 remained outstanding on October 31, 2018.

 NOTE 6 – RELATED PARTY DEBT AND TRANSACTIONS

On July 10, 2018, a related party paid $5,000, directly, to a provider of professional services. The Company issued, to the lender, an unsecured promissory note bears interest at 7% interest, is repayable by 36 equal monthly payments of $154.39 principal and interest. As of October 31, 2018, the balance was reduced by $505.

The Company has revenue transactions with related parties, and accounts receivable balances from those related parties. See Note 2 and 3. Additionally, the Company has no written employee agreement with its officers or directors. From time to time, the Company may award bonuses to those officers or directors for performance. During the year ended October 31, 2018, the Company paid $11,625 to one officer.

We have entered into an agreement with Taylor Brothers Inc. (a Company with common officers and directors) to use their offices. The rent will be $5,000 per month, when Bare Metal Standard completes required funding to support ongoing operations.

As of October 31, 2018, the Company owes $19,000 to Taylor Brothers Holdings for fees due under the intellectual property license agreement between the companies.

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

Common Stock

The Company is authorized to issue 80,000,000 shares of common stock, $0.001 par value. During the year ended October 31, 2018, the Company, other than reported in the following paragraph did not issue any common shares. During the eight months ended October 31, 2017, the Company sold, for cash, 60,000 of its common shares, at a cost of $0.50 per share for total proceeds of $30,000, and issued 70,000 common shares for services with a value $35,000 and accounted for as stock based compensation.

On July 13, 2018, the Company issued 200,000 common share units, which included 200,000 common shares and 200,000 warrants to be exercised within two years, as collateral for a $100,000 loan. Upon repayment of the loan in full, the 200,000 common shares will be returned to the Company. See note 5.

NOTE 8 – COMMON STOCK WARRANTS

Between March 1, 2017 and October 31, 2018 the Company did not sell any common stock units. Each unit outstanding as of October 31, 2018 consists of one share of our common stock, and one warrant to purchase one share of common stock within 24 months of issuance, for $2.00. The warrants vested upon grant date and will expire between February 8, 2018 and June 13, 2020. 475, 000 expired during the year ended October 31, 2018. On July 13, 2018, the Company issued 200,000 common share units, which included common shares and warrants to be exercised within two years, as collateral for a $100,000 loan.

A summary of our stock warrant activity for the period from November 1, 2017 through October 31, 2018 is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Outstanding at beginning of period - October 31, 2017	515,000	2.00	0.73
Expired during the year ended October 31, 2018	(475,000)	2.00	-
Issued during the year ended October 31, 2018	200,000	2.00	2.00
Outstanding at end of period - October 31, 2018	240,000	2.00	1.37

Exercisable at end of period - October 31, 2018	240,000	2.00	1.37

A summary of our stock warrant activity for the period from March 1, 2017 through October 31, 2017 is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Outstanding at beginning of period - March 1, 2017	515,000	2.00	1.40
Outstanding at end of period - October 31, 2017	515,000	2.00	0.73

Exercisable at end of period - October 31, 2017	515,000	2.00	0.73

  The warrants outstanding and exercisable as of October 31, 2018 and 2017 had no intrinsic value.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Management agreement

On March 1, 2017, the Company entered into a management agreement with Taylor Brothers Holdings, Inc. (a Company with common officers and directors) to provide all of the services and to conduct all of the activities that were agreed to be undertaken by Taylor Brothers under the Franchise Agreements for providing certain administrative support, including Franchisee training, development of operations manuals and other materials for use by Taylor Brothers’ franchisees; and develop and establish support infrastructures that the Company determines are necessary and appropriate to satisfy Taylor Brothers obligations under the Franchise Agreements. In consideration of the services provided Bare Metal shall be responsible to invoice and collect, per the terms of the Franchise Agreements, under management. All fees so collected will constitute the fees owing under the management agreement. The Agreement does not have a termination date but may be cancelled by either party with appropriate notice.

NOTE 10 – INCOME TAXES

The Company’s net operating loss carryover of $408,531 as of October 31, 2018, will expire in 2038. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forward for Federal income tax reporting purposes are subject to annual limitations. If a change in ownership occurs, net operating loss carry forward may be limited as to its use in future years. The Company’s tax returns for the years ended October 31, 2016 through October 31, 2018 are open for IRS audit.

On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21%, effective for tax years beginning after December 31, 2017. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Act, we revalued our ending net deferred tax assets at October 31, 2018, which were fully offset by a valuation allowance.

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

The cumulative tax effect at the expected rate of 21% as of October 31, 2018 and 2017 of significant items comprising our net deferred tax amount is as follows:

	October 31,	October 31,
	2018	2017
Net operating loss carry forward	$85,792	$52,932
Less: valuation allowance	(85,792)	(52,932)
Net deferred tax asset	$-	-

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A Controls and Procedures

Management's Report on Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Rules 13a-15(b) and 15d-15(b) under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2018. This evaluation was implemented under the supervision and with the participation of our officers and directors.

Based on this evaluation, management concluded that, as of October 31, 2018, our disclosure controls and procedures are ineffective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Our officers and directors have concluded that our disclosure controls and procedures had the following material weaknesses:

We were unable to maintain any segregation of duties within our financial operations due to our reliance on limited personnel in the finance function;

·

·We do not have an independent Board of Directors, nor do we have a board member designated as an independent financial expert. The Board of Directors is comprised of two members who also serve as executive officers. As a result, there is a lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by us; and documentation of all proper accounting procedures is not yet complete.

To the extent reasonably possible given our limited resources, we intend to take measures to cure the aforementioned weaknesses, including, but not limited to, the following:

· Engaging consultants to assist in ensuring that accounting policies and procedures are consistent across the organization and that we have adequate control over financial statement disclosures;

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

Our officers have assessed the effectiveness of our internal controls over financial reporting as of October 31, 2018. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based upon its assessment, management concluded that, as of October 31, 2018, our internal control over financial reporting was ineffective.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter ended October 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Below are the names and certain information regarding our executive officers and directors during the year ended October 31, 2018.

James Bedal	CEO, Director
Michael Taylor	President, Director
Jeffrey Taylor	Secretary, Director

James Bedal - CEO

James Bedal, 56, has been involved in business development since 1991. He began his product and market development career by introducing products into Japan, Korea, Australia, Singapore and China. James has served as an international market manager for Trus Joist and Extended Systems both Idaho Companies. James shifted his focus from international to domestic in 2002 when he began consulting and working in on a variety of new start-ups. As the VP of Marketing James launched products for law enforcement in 2003, 2004, and began working in the Commercial Kitchen Exhaust industry in 2005.

Jeffrey Taylor - Secretary

Jeff Taylor, 61, is the brother of Mike Taylor and also grew up in the family business in 2004 and has since been developing his skills in both operations to include purchasing. Jeff’s personality and skills make him a great fit for the detailed requirements of supporting our franchisees.

Michael Taylor - President

Mike Taylor, 59, grew up in the family business of commercial kitchen exhaust service. Mike has never left the business and has been instrumental in creating and integrating his unique techniques and process that will Make Bare Metal Standard a leader in its category of commercial kitchen exhaust service companies. In 1989 Mike Taylor became founding members of International Kitchen Exhaust Cleaning Association, an organization that helped organize many small businesses performing kitchen exhaust cleaning in the United States of America. Mike has the experience required to train and maintain a level of quality Bare Metal Standard will build its brand around.

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

Item 11.   Executive Compensation

The following table sets forth the compensation paid to our officers and directors for the years ended October 31, 2016, 2017 and 2018:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

James Bedal	2016 2017 2018	91,800 93,832 102,760	- - -	- - -	- - -	- - -	- - -	- - -	91,800 93,832 102,760

Michael Taylor	2016 2017 2018	101,030 101,157 109,656	- - -	- - -	- - -	- - -	- - -	- - -	101,030 101,157 109,656

Jeffrey Taylor	2016 2017 2018	- - -	- - 11,625	- - -	- - -	- - -	- - -	- - -	- - 11,625

Employment Agreements

None

Director Compensation

None

Equity Compensation Plans

The following table set forth information regarding the outstanding equity awards as of October 31, 2018 for our officers and directors:

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of October 31, 2018.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

We currently operate with three directors, James Bedal, Michael Taylor and Jeffrey Taylor. We have determined that none of our directors are "independent directors" as defined in NASDAQ Marketplace Rule 4200(a)(15).

Item 14.   Principal Accounting Fees and Services

The fees billed for professional services rendered by our principal accountant are as follows:

Fiscal			Audit- Related
Year	Audit Fees		Fees	Tax Fees	All Other Fees
2017	$	_____61,200_	-	-	-
2018		$48,000	-	-	-

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 16th day of August, 2019.

BARE METAL STANDARD INC.

BY:	James Bedal

/s/	James Bedal
Principal Executive Officer
Principal Financial Officer and
Principal Accounting Officer

