Form 10-Q
period 2019-01-31
BARE METAL STANDARD INC.
filed 2019-09-16
CIK 1658880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2019

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

 YES ☐      NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 31,845,000 shares of common stock as of September 16, 2019.

Securities registered pursuant to Section 12(b) of the Act: None

1

PART I. - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

Bare Metal Standards, Inc.

Consolidated Balance Sheets

(unaudited)

	January 31	October 31
	2019	2018

Assets
Current assets
Cash	$11,730	$11,643
Accounts receivable	42,568	33,705
Accounts receivable - related parties	157,037	51,538
Inventory	13,040	9,209
Prepaid expense	4,000	-
Total current assets	228,375	106,095

Total assets	$228,375	$106,095

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable and accrued liabilities	$58,916	$35,904
Accounts payable related party	3,725	19,000
Bank line of credit	31,402	32,520
Related party note payable - current portion	11,809	1,853
Promissory note payable - current portion	5,911	17,217
Total current liabilities	111,763	106,494

Long term liabilities
Deferred revenue	4,375	-
Related party note payable	12,481	2,642
Promissory note payable, net of discount	44,140	32,941
Total long term liabilities	60,996	35,583
Total Liabilities	172,759	142,077

Stockholders' equity (deficit)
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
none issued and outstanding as of January 31, 2019 and October 31, 2018 respectively	-	-
Common stock, $0.001 par value; 80,000,000 shares authorized;
31,845,000 shares issued and outstanding as of January 31, 2019 and
October 31, 2018, respectively	31,845	31,845
Additional paid-in capital	371,705	371,705
Accumulated deficit	(347,934)	(439,532)
Total stockholders' equity (deficit)	55,616	(35,982)

Total liabilities and stockholders' equity (deficit)	$228,375	$106,095

(see accompanying notes to unaudited consolidated financial statements)

Bare Metal Standard, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months	Three Months
	Ended	Ended
	January 31, 2019	January 31, 2018

Revenue
Product sales and services	$144,786	$195,157
Product sales and services - related parties	222,925	66,996
Total revenue	367,711	262,153
Cost of revenue	108,455	110,825
Gross income	259,256	151,328

Operating expenses
General and administrative expenses	48,935	73,948
Administrative and officer compensation	113,177	114,228
Total operating expenses	162,112	188,176

Income (loss) from operations	97,144	(36,848)

Other expense
Interest expense	(5,546)	(237)
Total other expense	(5,546)	(237)

Net income (loss)	$91,598	$(37,085)

Basic and diluted net income (loss) per common share	$0.00	$(0.00)

Weighted average common shares outstanding
Basic and diluted	31,845,000	31,645,000

(see accompanying notes to unaudited consolidated financial statements)

 Bare Metal Standard, Inc.

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

For the Three Months Ended January 31, 2019 and 2018

(Unaudited)

	Preferred		Common		Additional Paid	Accumulated	Stockholders'
	Shares	Par	Shares	Par	In Capital	Deficit	Equity (Deficit)

Balances as of October 31, 2018	-	$-	31,845,000	$31,845	$371,705	$(439,532)	$(35,982)
Net income	-	-	-	-	-	91,598	91,598

Balances as of January 31, 2019	-	$-	31,845,000	$31,845	$371,705	$(347,934)	$55,616

Balance as of October 31, 2017	-	$-	31,645,000	$31,645	$321,905	$(314,061)	$39,489
Net loss	-	-	-	-	-	(37,085)	(37,085)

Balances as of January 31, 2018	-	$-	31,645,000	$31,645	$321,905	$(351,146)	$2,404

(See accompanying notes to unaudited consolidated financial statements)

Bare Metal Standard, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months	Three Months
	Ended	Ended
	January 31, 2019	January 31, 2018

Cash flows from operating activities
Net income (loss)	$91,598	$(37,085)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization of debt discount	1,264	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(8,863)	836
(Increase) in accounts receivable - related parties	(105,499)	(3,691)
(Increase) in prepaid expenses	(4,000)	(8,500)
(Increase) decrease in inventory	(3,831)	10,655
Increase in accounts payable and accrued liabilities	23,012	19,089
(Decrease) in accounts payable - related parties	(15,275)	-
Increase in deferred revenue	4,375	-
Net cash used in operating activities	(17,219)	(18,696)

Cash flows from financing activities
Proceeds received from notes payable - related party	21,000	-
Repayment of note payable - related party	(1,205)	-
Bank line of credit	-	23,000
Repayment of line of credit	(1,118)	(303)
Repayment of notes payable	(1,371)	-
Net cash provided by financing activities	17,306	22,697

Increase in cash	87	4,001
Cash, beginning balance	11,643	6,509
Cash, ending balance	$11,730	$10,510

Supplementary information
Cash paid during the three months:
Interest	$4,282	$237
Income taxes	$-	$-

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

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Bare Metal Standard, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the period ended October 31, 2018 contained in the Company’s Form 10K originally filed with the Securities and Exchange Commission on August 16, 2019.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein.  The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the period ended October 31, 2018, as reported in the Company’s Form 10K, have been omitted.

Principles of Consolidation

The Company prepares its consolidated financial statements on the accrual basis of accounting based on an October 31 fiscal year end. The accompanying consolidated financial statements include the accounts of the Company and its single subsidiary which has a fiscal year end of December 31. All intercompany accounts, balances and transactions have been eliminated in the consolidation. In March 2018, the Company formed BRMT Franchising, LLC, a Texas limited liability company that is a wholly-owned subsidiary of the Company.

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

Inventories and Provision for Excess or Expired Inventory

Inventory consists of finished goods and consumables held for resale to franchisees and is valued on an average cost basis. Provisions for excess inventory are included in cost of goods sold and have historically been immaterial but adequate to provide for losses. Inventory is reviewed, at least, quarterly. The Company has determined that there was no need to reserve for obsolescence as of January 31, 2019 and October 31, 2018.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which was adopted on November 1, 2018 using the modified retrospective method, with no impact to the Company’s comparative financial statements.

Revenue is recognized in accordance with a five-step revenue model, as follows: identifying the contract with the customer; identifying the performance obligations in the contract; determining the transaction price; allocating the transaction price to the performance obligations; and recognizing revenue when (or as) the entity satisfies a performance obligation.

A contract with commercial substance exists once the Company executes a franchise agreement with the franchisee. The initial license fee is due at the execution of the agreement. If collectability is not probable, the sale is deferred and not recognized until collection is probable or payment is received. Net revenues comprise gross revenues less customer discounts and allowances, actual and expected returns. Shipping charges billed to members are included in net sales. Various taxes on the sale of products and enrollment packages to members are collected by the Company as an agent and remitted to the respective taxing authority. These taxes are presented on a net basis and recorded as a liability until remitted to the respective taxing authority.

The Company generates revenue from franchise fees and royalty income, advertising fees and sales of supplies and other products as follows:

Franchise fees and royalty income

The Company sells individual franchises as well as territory agreements in the form of franchise agreements that grant the right to develop the business in designated areas. The franchise agreements typically require the franchisee to pay initial nonrefundable franchise fees prior to opening the business and continuing fees, or royalty income, on a monthly basis based upon a percentage of franchisee gross sales. The initial term of domestic franchise agreements is typically 10 years. Prior to the end of the franchise term or as otherwise provided by the Company, The Company may offer a renewal term of a franchise agreement and, if approved, the franchisee will typically pay a renewal fee upon execution of the renewal term. If approved, a franchisee may transfer a franchise agreement to a new or existing franchisee, at which point a transfer fee is paid.

Generally, the franchise license granted for each individual restaurant within an arrangement represents a single performance obligation. Therefore, initial franchise fees and market entry fees for each arrangement are allocated to each individual business and recognized over the term of the respective franchise agreement from the date of the restaurant opening. Royalty income is also recognized over the term of the respective franchise agreement based on the royalties earned each period as the underlying sales occur. Renewal fees are generally recognized over the renewal term for the respective restaurant from the start of the renewal period. Transfer fees are recognized over the remaining term of the franchise agreement beginning at the time of transfer.

Advertising fees

Franchise agreements typically require the franchisee to pay continuing advertising fees on a monthly basis based on a percentage of franchisee gross sales, which represents a portion of the consideration received for the single performance obligation of the franchise license. Continuing advertising fees are recognized over the term of the respective franchise agreement based on the fees earned each period as the underlying sales occur.

Sales of supplies and other products

We distribute supplies and other products to franchisees and licensees. Revenue from the sale of supplies and other products is recognized when title and risk of loss transfers to the buyer, which is generally upon delivery. Payment for supplies and other products is generally due within a relatively short period of time subsequent to delivery.

The following table presents disaggregated revenue for the three months ended January 31, 2019:

Three months ended January 31, 2019

Royalty revenue	$150,320
Training and consulting	121,089
Equipment and truck sales	76,871
Other service revenue	19,431
Total revenue	$367,711

Contract Costs

Costs incurred to obtain a customer contract are not material to the Company. The Company elected to apply the practical expedient to not capitalize contract costs to obtain contracts with a duration of one year or less, which are expensed and included within cost of goods and services.

Contract Liabilities

The Company receives payment up front for the sale of a franchise. The franchise fee is considered to be a contract liability to provide support and services over the period of the license agreement, and are recorded as deferred revenue, with the revenue being recognized ratably over the license period. As of January 31, 2019, the Company had a total of $4,875 in deferred revenue, with $500 included in accounts payable and accrued expenses and $4,375 included in deferred revenue on the consolidated balance sheet. The Company expects to recognize $500 in revenue related to unsatisfied performance obligations over the next 12 months.

Cost of Revenues

Cost of sales includes all of the costs to service the franchise agreements, and costs to purchase the supplies and products sold to franchisees. Additionally, shipping costs are included in Cost of Revenues in the Unaudited Consolidated Statements of Operations.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding. Diluted net income per share is calculated by dividing net income by the weighted-average common shares outstanding during the period using the treasury stock method. no potentially dilutive securities were included in the calculation of diluted earnings per share as the impact would have been anti-dilutive for the three months ended January 31, 2019 and 2018. Therefore, basic and dilutive net income (loss) per share were the same.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). Under ASU No. 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU No. 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU No. 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting for share-based payment awards issued to employees and nonemployees. Under ASU No. 2018-07, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. This standard will be effective for the Company on November 1, 2019and the Company is currently evaluating the potential impact on its financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has reoccurring losses and limited cash flows from operations. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 – MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

Bare Metal Standard has unrelated customers and one related party customer, whose revenue, during the three months ended January 31, 2019 and 2018 represented in excess of 10% of the total revenue and in excess of 10% of total accounts receivable.

Concentration of revenue and related party revenue

During the three months ended January 31, 2019, the Company invoiced royalties and sold product and services, including freight, totaling $222,925 or 61% of its total revenue, to one related company, Taylor Brothers Inc. and had one non-related party that accounted for 12% of total revenue.

During the three months ended January 31, 2018 Bare Metal Standard invoiced royalties and sold product and services, including freight, totaling $66,996 or 26% of its total revenue, to one related company, Taylor Brothers Inc. and $79,848 of non-related party revenue or 30% to one non-related party.

Concentration of accounts receivable and related party accounts receivable

Receivables arising from sales of the Company's products are not collateralized. As of January 31, 2019, total accounts receivable was $199,605 of which $157,037 was owed by a related party. As of October 31, 2018, total accounts receivable was $85,243 of which $51,538 or 60% was owed by Taylor Brothers.

NOTE 5 – NOTES AND LOAN PAYABLE

On November 14, 2017 the Company opened a line of credit with a bank in the amount of $40,000 bearing interest at the bank prime rate plus 8.5%. The Company is required to make monthly minimum payments based on the current balance outstanding on the line of credit. On January 31, 2019 and October 31, 2018 there was $31,402 and $32,520 outstanding, respectively.

On June 13, 2018, the Company borrowed $100,000 from a non-related investor. The note is repayable, in equal monthly instalments, over 120 months with payments of $1,438 at an interest cost of 12%. The note is not convertible, but, is collateralized by 200,000 units of the Company’s common stock, which have been issued. Each common stock unit includes one common share and the right, to purchase, for up to two years, at a cost of $2, one common share. $50,000 of debt discount was recognized in connection with the note related to the warrants and is being amortized in equal annual instalments over the life of the note. The $50,000 fair value of the warrants was determined based on the relative fair value of the warrants and debt, assuming a maximum value based on the most recent sale price of common stock for cash of $0.50 per share, due to the lack of active trading market for the Company’s common stock. On January 31, 2019 and October 31, 2018, the principal balance was $96,864 and $98,235, respectively. Unamortized discount was $46,813 and $48,077 as of January 31, 2019 and October 31, 2018, respectively.

On July 10, 2018 the Company borrowed $5,000 from a related party. The note is unsecured, bears interest at 7%, and is repayable by 36 equal monthly payments of $154 principal and interest. On January 31, 2019 and October 31, 2018, the balance was $4,108 and $4,495, respectively.

On December 24, 2018, our chief executive officer loaned the Company $21,000. The loan has a maturity date of December 20, 2020, and bears interest at 7%, with monthly payments of $940. On January 31, 2019 the principal balance was $20,182.

NOTE 6 - RELATED PARTY TRANSACTIONS

We consider all who own more than 10% shares to be related parties and record any transactions between them and the Company to be related party transactions and disclose such transactions on notes to the Financial Statements.

The Company has revenue transactions with related parties, and accounts receivable balances from those related parties, and notes payable with related parties. See Note 4 and 5. Additionally, the Company has no written employee agreement with its officers or directors. From time to time, the Company may award bonuses to those officers or directors for performance.

We entered into an agreement with Taylor Brothers Inc. (a company with common officers and shareholders) to use three of their offices. The rent will be $5,000 per month, when Bare Metal Standard completes required funding to support ongoing operations.

NOTE 8 – STOCKHOLDER'S EQUITY

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, par value of $0.001. There are none issued.

Common Stock

The Company is authorized to issue 80,000,000 shares of common stock, $0.001 par value. None were issued during the three months ended January 31, 2019 and 2018.

NOTE 9 – COMMON STOCK WARRANTS

A summary of our stock warrant activity for the three months ended January 31, 2019 is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Outstanding at beginning of period – October 31, 2018	240,000	$2.00	1.37
Expired during the three months ended January 31, 2019	(40,000)	$2.00	-
Outstanding at end of period -January 31, 2019	200,000	$2.00	1.37

Exercisable at end of period - January 31, 2019	200,000	$2.00	1.37

The warrants outstanding and exercisable as of January 31, 2019 had no intrinsic value.

 NOTE 8 – COMMITMENTS AND CONTINGENCIES

Management agreement

On March 1, 2017, the Company entered into a management agreement with Taylor Brothers Holdings, Inc. (“Taylor Brothers”) to provide all of the services and to conduct all of the activities that were agreed to be undertaken by Taylor Brothers under the Franchise Agreements for providing certain administrative support, including Franchisee training, development of operations manuals and other materials for use by Taylor Brothers’ franchisees; and develop and establish support infrastructures that the Company determines are necessary and appropriate to satisfy Taylor Brothers obligations under the Franchise Agreements. In consideration of the services provided Bare Metal shall be responsible to invoice and collect, per the terms of the Franchise Agreements, under management. All fees so collected will constitute the fees owing under the management agreement. The Agreement does not have a termination date but may be cancelled by either party with appropriate notice.

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

Revenue and Gross Income

During the three months ended January 31, 2019, total revenue from services and product sales, from all franchisees, increased by $105,558 or 40% compared to the three months ended January 31, 2018. This was driven by increased related party revenue from Taylor Brothers of $155,929, partially offset by a decrease in non-related party revenue of $50,371. The increase in related party revenue was primarily due to ongoing recurring project work. This increase in revenue generated an increase of $107,928 or 71% in gross income compared to the prior year.

Expenses

For the three months ended January 31, 2019, the Company’s total operating expenses decreased by $26,064 or 14%, and interest expense increased by $5,309 due to increased debt. Net income was $91,598 during the three months ended January 31, 2019 compared to a net loss of $37,085 during the three months ended January 31, 2018.

Bare Metal (Successor) generated total revenues of $367,711 for the three months ended January 31, 2019. At January 31, 2019, Bare Metal had an accumulated deficit of $347,934. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Liquidity and Capital Resources

The Company is authorized to issue 80,000,000 shares of its $0.001 par value common stock. As of January 31, 2019, the Company had 31,845,000 shares of common stock issued and outstanding. As of January 31, 2019, the Company had current assets of $228,375 and current liabilities of $111,763.

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

Management believes the Company has sufficient cash assets, coupled with Managements’ ability to provide additional funds through the sale of equity securities and possible new debt financing, to fund its operations and keep the Company fully reporting for the next twelve (12) months.

Working Capital

Bare Metal as of January 31, 2019 had current assets of $228,375 and current liabilities of $111,763 or working capital of $116,612 compared to current assets of $106,095 and current liabilities of $106,494 or a working capital deficit of $399, at October 31, 2018. The increase in working capital resulted from the increased revenue during the current period generating higher accounts receivable.

Cash Flows - Operating Activities

During the three months ended January 31, 2019, the Company utilized cash in the amount of $17,219 to pay for operating activities, compared to $18,696 of cash used in the three months ended January 31, 2018.

Cash Flows - Investing Activities

The Company did not generate any funds from investing activities during the three months ended January 31, 2019 or 2018.

Cash Flows - Financing Activities

During the three months ended January 31, 2019 the Company received $17,306 of cash from financing activities, compared to $22,697 during the three months ended January 31, 2018. The Company received a loan from related party of $21,000 and made total repayments on debt of $3,694 during the three months ended January 31, 2019, and received $23,000 in proceeds from its bank line of credit during the prior period.

Plan of Operation

Bare Metal’s plan of operation is to provide franchise opportunities in the services of commercial kitchen grease exhaust systems (GES) as well as providing franchisee management systems in other industries. As of January 31, 2019, we had $11,730 cash on hand and accounts receivable of $42,568 plus $157,037 accounts receivable from a related party. Management believes, without any additional funding or revenues, the Company has to continue to sell equity securities and issue additional debt to finance its operations and continued growth. We will apply any proceeds from future revenues to help cover our expenditures. At this time, management anticipates it will be required to seek outside funding to keep its business operational for the next twelve months, and will continue its efforts to seek additional funding.

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

Going Concern

Our independent auditors included an explanatory paragraph in their report on the October 31, 2018 audited consolidated financial statements regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations.

Therefore, management plans to raise equity capital or additional debt to finance the operating and capital requirements of the Company. While the Company is devoting its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

As of January 31, 2019, Bare Metal had three full time employees and two officers. We are dependent upon our two officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which was adopted on November 1, 2018 using the modified retrospective method, with no impact to the Company’s comparative financial statements.

Revenue is recognized in accordance with a five-step revenue model, as follows: identifying the contract with the customer; identifying the performance obligations in the contract; determining the transaction price; allocating the transaction price to the performance obligations; and recognizing revenue when (or as) the entity satisfies a performance obligation.

A contract with commercial substance exists once the Company executes a franchise agreement with the franchisee. The initial license fee is due at the execution of the agreement. If collectability is not probable, the sale is deferred and not recognized until collection is probable or payment is received. Net revenues comprise gross revenues less customer discounts and allowances, actual and expected returns. Shipping charges billed to members are included in net sales. Various taxes on the sale of products and enrollment packages to members are collected by the Company as an agent and remitted to the respective taxing authority. These taxes are presented on a net basis and recorded as a liability until remitted to the respective taxing authority.

The Company generates revenue from franchise fees and royalty income, advertising fees and sales of supplies and other products as follows:

Franchise fees and royalty income

The Company sells individual franchises as well as territory agreements in the form of franchise agreements that grant the right to develop the business in designated areas. The franchise agreements typically require the franchisee to pay initial nonrefundable franchise fees prior to opening the business and continuing fees, or royalty income, on a monthly basis based upon a percentage of franchisee gross sales. The initial term of domestic franchise agreements is typically 10 years. Prior to the end of the franchise term or as otherwise provided by the Company, The Company may offer a renewal term of a franchise agreement and, if approved, the franchisee will typically pay a renewal fee upon execution of the renewal term. If approved, a franchisee may transfer a franchise agreement to a new or existing franchisee, at which point a transfer fee is paid.

Generally, the franchise license granted for each individual restaurant within an arrangement represents a single performance obligation. Therefore, initial franchise fees and market entry fees for each arrangement are allocated to each individual business and recognized over the term of the respective franchise agreement from the date of the restaurant opening. Royalty income is also recognized over the term of the respective franchise agreement based on the royalties earned each period as the underlying sales occur. Renewal fees are generally recognized over the renewal term for the respective restaurant from the start of the renewal period. Transfer fees are recognized over the remaining term of the franchise agreement beginning at the time of transfer.

Advertising fees

Franchise agreements typically require the franchisee to pay continuing advertising fees on a monthly basis based on a percentage of franchisee gross sales, which represents a portion of the consideration received for the single performance obligation of the franchise license. Continuing advertising fees are recognized over the term of the respective franchise agreement based on the fees earned each period as the underlying sales occur.

Sales of supplies and other products

We distribute supplies and other products to franchisees and licensees. Revenue from the sale of supplies and other products is recognized when title and risk of loss transfers to the buyer, which is generally upon delivery. Payment for supplies and other products is generally due within a relatively short period of time subsequent to delivery.

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

Our significant accounting policies are summarized in Note 2 of our unaudited consolidated financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our unaudited consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 16th day of September, 2019.

BARE METAL STANDARD INC.

BY:	James Bedal

/s/	James Bedal
Principal Executive Officer
Principal Financial Officer and
Principal Accounting Officer

