Form 10-Q
period 2019-04-30
BARE METAL STANDARD INC.
filed 2019-09-17
CIK 1658880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2019

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

 YES ☐      NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 31,845,000 shares of common stock as of September 17, 2019.

Securities registered pursuant to Section 12(b) of the Act: None

1

PART I. - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

Bare Metal Standards, Inc.

Consolidated Balance Sheets

(unaudited)

	April 30,	October 31,
	2019	2018

Assets
Current assets
Cash	$34,745	$11,643
Accounts receivable	40,428	33,705
Accounts receivable - related parties	80,889	51,538
Inventory	11,161	9,209
Prepaid expense	12,860	-
Total current assets	180,083	106,095

Total assets	$180,083	$106,095

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable and accrued liabilities	$40,585	$35,904
Accounts payable related party	3,375	19,000
Bank line of credit	30,066	32,520
Related party note payable - current portion	12,017	1,853
Promissory note payable - current portion	6,090	17,217
Total current liabilities	92,133	106,494

Long term liabilities
Deferred revenue	4,250	-
Related party note payable	9,398	2,642
Promissory note payable, net of discount	43,771	32,941
Total long term liabilities	57,419	35,583
Total Liabilities	149,552	142,077

Stockholders' equity (deficit)
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
none issued and outstanding as of April 30, 2019 and October 31, 2018 respectively	-	-
Common stock, $0.001 par value; 80,000,000 shares authorized;
31,845,000 shares issued and outstanding as of April 30, 2019 and
October 31, 2018, respectively	31,845	31,845
Additional paid-in capital	371,705	371,705
Accumulated deficit	(373,019)	(439,532)
Total stockholders' equity (deficit)	30,531	(35,982)

Total liabilities and stockholders' equity (deficit)	$180,083	$106,095

(see accompanying notes to unaudited consolidated financial statements)

Bare Metal Standard, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	April 30, 2019	April 30, 2018	April 30, 2019	April 30, 2018

Revenue
Product sales and services	$101,497	$127,554	$246,283	$322,711
Product sales and services - related parties	135,458	51,543	358,383	118,539
Total revenue	236,955	179,097	604,666	441,250
Cost of revenue	42,494	45,837	150,949	156,663
Gross income	194,461	133,260	453,717	284,587

Operating expenses
General and administrative expenses	92,895	69,867	141,830	143,814
Administrative and officer compensation	122,315	116,266	235,492	230,494
Total operating expenses	215,210	186,133	377,322	374,308

Income (loss) from operations	(20,749)	(52,873)	76,395	(89,721)

Other income (expense)
Other income	1,250	-	1,250	-
Interest expense	(5,586)	(968)	(11,132)	(1,205)
Total other income (expense)	(4,336)	(968)	(9,882)	(1,205)

Net income (loss)	$(25,085)	$(53,841)	$66,513	$(90,926)

Basic and diluted net income (loss) per common share	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted average common shares outstanding
Basic and diluted	31,845,000	31,645,000	31,845,000	31,645,000

(see accompanying notes to unaudited consolidated financial statements)

 Bare Metal Standard, Inc.

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

For the Three and Six Months Ended April 30, 2019 and 2018

(Unaudited)

	Preferred		Common		Additional Paid	Accumulated	Stockholders'
	Shares	Par	Shares	Par	In Capital	Deficit	Equity (Deficit)

Balances as of October 31, 2018	-	$-	31,845,000	$31,845	$371,705	$(439,532)	$(35,982)
Net income	-	-	-	-	-	91,598	91,598

Balances as of January 31, 2019	-	-	31,845,000	31,845	371,705	(347,934)	55,616

Net loss	-	-	-	-	-	(25,085)	(25,085)

Balances as of April 30, 2019	-	$-	31,845,000	$31,845	$371,705	$(373,019)	$30,531

Balance as of October 31, 2017	-	$-	31,645,000	$31,645	$321,905	$(314,061)	$39,489
Net loss	-	-	-	-	-	(37,085)	(37,085)

Balances as of January 31, 2018	-	$-	31,645,000	$31,645	$321,905	$(351,146)	$2,404
Net loss	-	-	-	-	-	(53,841)	(53,841)

Balances as of April 30, 2018	-	$-	31,645,000	$31,645	$321,905	$(404,987)	$(51,437)

(See accompanying notes to unaudited consolidated financial statements)

Bare Metal Standard, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months	Six Months
	Ended	Ended
	April 30, 2019	April 30, 2018

Cash flows from operating activities
Net income (loss)	$66,513	$(90,926)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization of debt discount	2,486	-
Changes in operating assets and liabilities:
decrease in accounts receivable	(6,723)	(23,750)
(Increase) in accounts receivable - related parties	(29,351)	737
(Increase) in prepaid expenses	(12,860)	(3,500)
(Increase) decrease in inventory	(1,952)	7,689
Increase in accounts payable and accrued liabilities	4,681	74,659
Decrease in accounts payable - related parties	(15,625)	-
Increase in deferred revenue	4,250	-
Net cash provided by (used in) operating activities	11,419	(35,091)

Cash flows from financing activities
Proceeds received from notes payable - related party	21,000	-
Repayment of note payable - related party	(4,080)	-
Bank line of credit	-	36,000
Repayment of line of credit	(2,454)	(1,247)
Repayment of notes payable	(2,783)	-
Net cash provided by financing activities	11,683	34,753

Increase (decrease) in cash	23,102	(338)
Cash, beginning balance	11,643	6,509
Cash, ending balance	$34,745	$6,171

Supplementary information
Cash paid during the six months:
Interest	$8,647	$1,205
Income taxes	$-	$-

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

Principles of Consolidation

The Company prepares its consolidated financial statements on the accrual basis of accounting based on an October 31 fiscal year end. The accompanying consolidated financial statements include the accounts of the Company and its single subsidiary, which has a fiscal year end of December 31. All intercompany accounts, balances and transactions have been eliminated in the consolidation. In March 2018, the Company formed BRMT Franchising, LLC, a Texas limited liability company that is a wholly-owned subsidiary of the Company.

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

Inventories and Provision for Excess or Expired Inventory

Inventory consists of finished goods and consumables held for resale to franchisees and is valued on an average cost basis. Provisions for excess inventory are included in cost of goods sold and have historically been immaterial but adequate to provide for losses. Inventory is reviewed, at least, quarterly. The Company has determined that there was no need to reserve for obsolescence as of April 30, 2019 and October 31, 2018.

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

The following table presents disaggregated revenue for the three and six months ended April 30, 2019:

	Three months ended April 30, 2019	Six months ended April 30, 2019

Royalty revenue	$134,742	$285,062
Training and consulting	63,446	184,535
Equipment and truck sales	20,442	97,313
Other service revenue	18,325	37,756
Total revenue	$236,955	$604,666

Contract Costs

Costs incurred to obtain a customer contract are not material to the Company. The Company elected to apply the practical expedient to not capitalize contract costs to obtain contracts with a duration of one year or less, which are expensed and included within cost of goods and services.

Contract Liabilities

The Company receives payment up front for the sale of a franchise. The franchise fee is considered to be a contract liability to provide support and services over the period of the license agreement, and are recorded as deferred revenue, with the revenue being recognized ratably over the license period. As of April 30, 2019, the Company had a total of $4,750 in deferred revenue, with $500 included in accounts payable and accrued expenses and $4,250 included in deferred revenue on the consolidated balance sheet. The Company expects to recognize $500 in revenue related to unsatisfied performance obligations over the next 12 months.

Cost of Revenues

Cost of sales includes all of the costs to service the franchise agreements, and costs to purchase the supplies and products sold to franchisees. Additionally, shipping costs are included in Cost of Revenues in the Unaudited Consolidated Statements of Operations.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding. Diluted net income per share is calculated by dividing net income by the weighted-average common shares outstanding during the period using the treasury stock method. no potentially dilutive securities were included in the calculation of diluted earnings per share as the impact would have been anti-dilutive for the three and six months ended April 30, 2019 and 2018. Therefore, basic and dilutive net income (loss) per share were the same.

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

NOTE 4 – MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

Bare Metal Standard has unrelated customers and one related party customer, whose revenue, during the three and six months ended April 30, 2019 and 2018 represented in excess of 10% of the total revenue and in excess of 10% of total accounts receivable.

Concentration of revenue and related party revenue-

During the three months ended April 30, 2019, Bare Metal Standard invoiced royalties and sold product and services, including freight, totaling $135,458 or 57% of total revenue to one related company, Taylor Brothers, Inc. and had one non-related party that accounted for 19% of total revenue. During the six months ended April 30, 2019, Bare Metal Standard invoiced royalties and sold product and services, including freight, totaling $358,383 or 59% of total revenue to one related company, Taylor Brothers, Inc. and had one non-related party that accounted for 15% of total revenue.

During the three months ended April 30, 2018 Bare Metal Standard (successor) invoiced royalties and sold product and services, including freight, totaling $51,543 or 29% of its total revenue, to one related company, Taylor Brothers Inc. and $127,554 of non-related party revenue or 41%, 28%, 11% to three non-related parties. During the six months ended April 30, 2018 Bare Metal Standard invoiced royalties and sold product and services, including freight, totaling $118,539 or 27% of its total revenue Taylor Brothers Inc. and $322,711 of non-related party revenue or 41% 18%, 14% and 11%, to four non-related parties.

Concentration of accounts receivable and related party accounts receivable-

Receivables arising from sales of the Company's products are not collateralized. As of April 30, 2019, total accounts receivable was $121,317 of which $80,889 or 67% was owed by a related party.  As of October 31, 2018, total accounts receivable was $85,243 of which $51,538 or 60% was owed by Taylor Brothers.

NOTE 5 – NOTES AND LOAN PAYABLE

On November 14, 2017 the Company opened a line of credit with a bank in the amount of $40,000 bearing interest at the bank prime rate plus 8.5%. The Company is required to make monthly minimum payments based on the current balance outstanding on the line of credit. On April 30, 2019 and October 31, 2018 there was $30,066 and $32,520 outstanding, respectively.

On June 13, 2018, the Company borrowed $100,000 from a non-related investor. The note is repayable, in equal monthly installments, over 120 months with payments of $1,438 at an interest cost of 12%. The note is not convertible, but, is collateralized by 200,000 units of the Company’s common stock, which have been issued. Each common stock unit includes one common share and the right, to purchase, for up to two years, at a cost of $2, one common share. $50,000 of debt discount was recognized in connection with the note related to the warrants and is being amortized in equal annual instalments over the life of the note. The $50,000 fair value of the warrants was determined based on the relative fair value of the warrants and debt, assuming a maximum value based on the most recent sale price of common stock for cash of $0.50 per share, due to the lack of active trading market for the Company’s common stock. On April 30, 2019 and October 31, 2018, the principal balance was $95,452 and $98,235, respectively. Unamortized discount was $45,591 and $48,077 as of April 30, 2019 and October 31, 2018, respectively.

On July 10, 2018 the Company borrowed $5,000 from a related party. The note is unsecured, bears interest at 7%, and is repayable by 36 equal monthly payments of $154 principal and interest. On April 30, 2019 and October 31, 2018, the balance was $3,714 and $4,495, respectively.

On December 24, 2018, our chief executive officer loaned the Company $21,000. The loan has a maturity date of December 20, 2020, and bears interest at 7%, with monthly payments of $940. On April 30, 2019 the principal balance was $17,700.

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

Common Stock

The Company is authorized to issue 80,000,000 shares of common stock, $0.001 par value. None were issued during the six months ended April 30, 2019 and 2018.

NOTE 9 – COMMON STOCK WARRANTS

A summary of our stock warrant activity for the six months ended April 30, 2019 is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Outstanding at beginning of period – October 31, 2018	240,000	$2.00	1.37
Expired during the six months ended April 30, 2019	(40,000)	$2.00	-
Outstanding at end of period -April 30, 2019	200,000	$2.00	1.12

Exercisable at end of period - April 30, 2019	200,000	$2.00	1.12

The warrants outstanding and exercisable as of April 30, 2019 had no intrinsic value.

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

Revenue

During the three months ended April 30, 2019, total revenue from services and product sales, from all franchisees, increased by $57,858 or 32% compared to the three months ended April 30, 2018. This was driven by increased related party revenue from Taylor Brothers of $83,915, partially offset by a decrease in non related party revenue of $26,057. The increase in related party revenue was primarily due to ongoing recurring project work. This increase in revenue generated an increase of $61,201 or 46% in gross income compared to the prior year.

During the six months ended April 30, 2019, total revenue from services and product sales, from all franchisees, increased by $163,416 or 37% compared to the six months ended April 30, 2018. This was driven by increase related party revenue from Taylor Brothers of $239,844, partially offset by a decrease in non related party revenue of $76,428. The increase in related party revenue was primarily due to ongoing recurring project work and continued increase in royalty revenue. This increase in revenue generated an increase of $169,130 or 59% in gross income compared to the prior year.

Expenses

For the three months ended April 30, 2019, the Company’s total operating expenses increased by $29,077 or 16%, and interest expense increased by $4,618 due to increased debt. Net loss was $25,085 during the three months ended April 30, 2019 compared to $53,841 in the comparable period last year.

For the six months ended April 30, 2019, the Company’s total operating expenses increased by $3,014 or 1%, and interest expense increased by $9,927 due to increased debt. Net income was $66,513 during the six months ended April 30, 2019 compared to a net loss of $90,926 in the comparable period last year.

Bare Metal generated total revenues of $604,666 for the six months ended April 30, 2019. At April 30, 2019, Bare Metal had an accumulated deficit of $373,019. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Liquidity and Capital Resources

The Company is authorized to issue 80,000,000 shares of its $0.001 par value common stock. As of April 30, 2019, the Company had 31,845,000 shares of common stock issued and outstanding. As of April 30, 2019, the Company had current assets of $180,083 and current liabilities of $92,133.

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

Management believes the Company has sufficient cash assets, coupled with Managements’ ability to provide additional funds through the sale of equity securities and possible debt financing, to fund its operations and keep the Company fully reporting for the next twelve (12) months.

Working Capital

Bare Metal as of April 30, 2019 had current assets of $180,083 and current liabilities of $92,133 or working capital of $87,950 compared to current assets of $106,095 and current liabilities of $106,494 or a working capital deficit of $399, at October 31, 2018. The increase in working capital resulted from the increased revenue during the current period generating higher accounts receivable.

Cash Flows - Operating Activities

During the six months ended April 30, 2019, the Company generated cash in the amount of $11,419 from operating activities, compared to $35,091 of cash used in the six months ended April 30, 2018.

Cash Flows - Investing Activities

The Company did not generate any funds from investing activities during the six months ended April 30, 2019 or 2018.

Cash Flows - Financing Activities

During the six months ended April 30, 2019 the Company received $11,683 of cash from financing activities, compared to $34,753 during the six months ended April 30, 2018. The Company received a loan from related party of $21,000 and made total repayments on debt of $9,317 during the six months ended April 30, 2019, and received $36,000 in proceeds from its bank line of credit during the prior period.

Plan of Operation

Bare Metal’s plan of operation is to provide franchise opportunities in the services of commercial kitchen grease exhaust systems (GES) as well as providing franchisee management systems in other industries. As of April 30, 2019, we had $34,745 cash on hand and accounts receivable of $40,428 plus $80,889 accounts receivable from a related party. Management believes, without any additional funding or revenues, the Company has to continue to sell equity securities and use additional debt to finance its operations and continued growth. We will apply any proceeds from future revenues to help cover our expenditures. At this time, management anticipates it will be required to seek outside funding to keep its business operational for the next twelve months, and will continue its efforts to seek additional funding.

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

As of April 30, 2019, Bare Metal had three full time employees and two officers. We are dependent upon our two officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 17th day of September, 2019.

BARE METAL STANDARD INC.

BY:	James Bedal

/s/	James Bedal
Principal Executive Officer
Principal Financial Officer and
Principal Accounting Officer

