Form 10-Q
period 2019-07-31
BARE METAL STANDARD INC.
filed 2019-09-17
CIK 1658880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-1658880

BARE METAL STANDARD, INC.
(Exact name of registrant as specified in its charter)
IDAHO
(State or other jurisdiction of incorporation or organization)
3604 S. Banner Street Boise, ID 83709

(Address of principal executive offices, including zip code.)

208-898-9379
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES   ☒     NO ☐

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

1

PART I. - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

Bare Metal Standards, Inc.

Consolidated Balance Sheets

(unaudited)

	July 31	October 31
	2019	2018

Assets
Current assets
Cash	$17,080	$11,643
Accounts receivable	40,424	33,705
Accounts receivable - related parties	78,960	51,538
Inventory	14,790	9,209
Prepaid expense	18,153	-
Total current assets	169,407	106,095

Total assets	$169,407	$106,095

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable and accrued liabilities	$36,596	$35,904
Accounts payable related party	3,375	19,000
Bank line of credit	28,709	32,520
Related party note payable - current portion	12,229	1,853
Promissory note payable - current portion	6,275	17,217
Total current liabilities	87,184	106,494

Long term liabilities
Deferred revenue	4,125	-
Related party note payable	6,260	2,642
Promissory note payable, net of discount	43,395	32,941
Total long term liabilities	53,780	35,583
Total Liabilities	140,964	142,077

Stockholders' equity (deficit)
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
none issued and outstanding as of July 31, 2019 and October 31, 2018 respectively	-	-
Common stock, $0.001 par value; 80,000,000 shares authorized;
31,845,000 shares issued and outstanding as of July 31, 2019 and
October 31, 2018, respectively	31,845	31,845
Additional paid-in capital	371,705	371,705
Accumulated deficit	(375,107)	(439,532)
Total stockholders' equity (deficit)	28,443	(35,982)

Total liabilities and stockholders' equity (deficit)	$169,407	$106,095

(see accompanying notes to unaudited consolidated financial statements)

Bare Metal Standard, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	July 31, 2019	July 31, 2018	July 31, 2019	July 31, 2018

Revenue
Product sales and services	$111,007	$138,479	$357,290	$461,190
Product sales and services - related parties	130,770	102,760	489,153	221,299
Total revenue	241,777	241,239	846,443	682,489
Cost of revenue	45,780	66,760	196,729	223,423
Gross income	195,997	174,479	649,714	459,066

Operating expenses
General and administrative expenses	70,678	57,359	212,508	201,173
Administrative and officer compensation	121,894	118,002	357,386	348,496
Total operating expenses	192,572	175,361	569,894	549,669

Income (loss) from operations	3,425	(882)	79,820	(90,603)

Other expense
Other income	-	-	1,250	-
Interest expense	(5,513)	(2,890)	(16,645)	(4,095)
Total other expense	(5,513)	(2,890)	(15,395)	(4,095)

Net income (loss)	$(2,088)	$(3,772)	$64,425	$(94,698)

Basic and diluted net income (loss) per common share	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted average common shares outstanding
Basic and diluted	31,845,000	31,679,432	31,845,000	31,645,000

(see accompanying notes to unaudited consolidated financial statements)

 Bare Metal Standard, Inc.

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

For the Three and Nine Months Ended July 31, 2019 and 2018

(Unaudited)

	Preferred			Common		Additional Paid	Accumulated	Stockholders'
	Shares	Par		Shares	Par	In Capital	Deficit	Equity (Deficit)

Balances as of October 31, 2018	-		$-	31,845,000	$31,845	$371,705	$(439,532)	$(35,982)
Net income	-		-	-	-	-	91,598	91,598

Balances as of January 31, 2019	-		-	31,845,000	31,845	371,705	(347,934)	55,616
Net loss	-		-	-	-	-	(25,085)	(25,085)

Balances as of April 30, 2019				31,845,000	31,845	371,705	(373,019)	30,531
Net loss							(2,088)	(2,088)

Balances as of July 31, 2019		$		31,845,000	$31,845	$371,705	$(375,107)	$28,443

Balance as of October 31, 2017	-		$-	31,645,000	$31,645	$321,905	$(314,061)	$39,489
Net loss	-		-	-	-	-	(37,085)	(37,085)

Balances as of January 31, 2018	-		-	31,645,000	31,645	321,905	(351,146)	2,404
Net loss	-		-	-	-	-	(53,841)	(53,841)

Balances as of April 30, 2018	-		$-	31,645,000	$31,645	$321,905	$(404,987)	$(51,437)
Common shares issued as collateral for note payable	-		-	200,000	200	(200)	-	-
Warrants issued in connection with debt discount	-		-	-	-	50,000	-	50,000
Net loss	-		-	-	-	-	(3,772)	(3,772)

Balances as of July 31, 2018			$-	31,845,000	$31,845	$371,705	$(408,759)	$(5,209)

(See accompanying notes to unaudited consolidated financial statements)

Bare Metal Standard, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	July 31, 2019	July 31, 2018

Cash flows from operating activities
Net income (loss)	$64,425	$(94,698)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization of debt discount	3,750	659
Changes in operating assets and liabilities:
Decrease in accounts receivable	(6,719)	(8,250)
(Increase) in accounts receivable - related parties	(27,422)	(65,910)
(Increase) in prepaid expenses	(18,153)	-
(Increase) decrease in inventory	(5,581)	23,812
Increase in accounts payable	692	19,902
(Decrease) in accounts payable - related parties	(15,625)	-
Increase in deferred revenue	4,125	-
Net cash used in operating activities	(508)	(124,485)

Cash flows from financing activities
Proceeds received from notes payable - related party	21,000	5,000
Repayment of note payable - related party	(7,006)	(125)
Proceeds from bank line of credit	-	36,000
Repayment of line of credit	(3,811)	(2,293)
Proceeds from note payable	-	100,000
Repayment of notes payable	(4,238)	(435)
Net cash provided by financing activities	5,945	138,147

Increase in cash	5,437	13,662
Cash, beginning balance	11,643	6,509
Cash, ending balance	$17,080	$20,171

Supplementary information
Cash paid during the nine months:
Interest	$12,896	$3,436
Income taxes	$-	$-

Non-cash investing and financing activities
Debt discount from warrants issued with note payable	$-	$50,000
Common stock issued as collateral on note payable	$-	$200

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

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated interim financial statements of Bare Metal Standard, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the period ended October 31, 2018 contained in the Company’s Form 10K originally filed with the Securities and Exchange Commission on August 16, 2019.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein.  The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the period ended October 31, 2018, as reported in the Company’s Form 10K, have been omitted.

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

Inventories and Provision for Excess or Expired Inventory

Inventory consists of finished goods and consumables held for resale to franchisees and is valued on an average cost basis. Provisions for excess inventory are included in cost of goods sold and have historically been immaterial but adequate to provide for losses. Inventory is reviewed, at least, quarterly. The Company has determined that there was no need to reserve for obsolescence as of July 31, 2019 and October 31, 2018.

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

The following table presents disaggregated revenue for the three and nine months ended July 31, 2019:

	Three months ended July 31, 2019	Nine months ended July 31, 2019

Royalty revenue	$142,578	$427,640
Training and consulting	47,418	231,953
Equipment and truck sales	32,576	129,889
Other service revenue	19,205	56,961
Total revenue	$241,777	$846,443

Contract Costs

Costs incurred to obtain a customer contract are not material to the Company. The Company elected to apply the practical expedient to not capitalize contract costs to obtain contracts with a duration of one year or less, which are expensed and included within cost of goods and services.

Contract Liabilities

The Company receives payment up front for the sale of a franchise. The franchise fee is considered to be a contract liability to provide support and services over the period of the license agreement, and are recorded as deferred revenue, with the revenue being recognized ratably over the license period. As of July 31, 2019, the Company had a total of $4,625 in deferred revenue, with $500 included in accounts payable and accrued expenses and $4,125 included in deferred revenue on the consolidated balance sheet. The Company expects to recognize $500 in revenue related to unsatisfied performance obligations over the next 12 months.

Cost of Revenues

Cost of sales includes all of the costs to service the franchise agreements, and costs to purchase the supplies and products sold to franchisees. Additionally, shipping costs are included in Cost of Revenues in the Unaudited Consolidated Statements of Operations.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding. Diluted net income per share is calculated by dividing net income by the weighted-average common shares outstanding during the period using the treasury stock method. no potentially dilutive securities were included in the calculation of diluted earnings per share as the impact would have been anti-dilutive for the three and nine months ended July 31, 2019 and 2018. Therefore, basic and dilutive net income (loss) per share were the same.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). Under ASU No. 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU No. 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU No. 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within that reporting period, and requires a modified retrospective adoption. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting for share-based payment awards issued to employees and nonemployees. Under ASU No. 2018-07, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. This standard will be effective for the Company on November 1, 2019 and the Company is currently evaluating the potential impact on its financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has reoccurring losses and negative cash flows used in operations. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 – MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

Bare Metal Standard has unrelated customers and one related party customer, whose revenue, during the three and nine months ended July 31, 2019 and 2018 represented in excess of 10% of the total revenue and in excess of 10% of total accounts receivable.

Concentration of revenue and related party revenue

During the three months ended July 31, 2019, Bare Metal Standard invoiced royalties and sold product and services, including freight, totaling $130,770 or 54% of total revenue to one related company, Taylor Brothers, Inc. and had one non-related party that accounted for 19% of total revenue. During the nine months ended July 31, 2019, Bare Metal Standard invoiced royalties and sold product and services, including freight, totaling $489,153 or 58% of total revenue to one related company, Taylor Brothers, Inc. and had one non-related party that accounted for 16% of total revenue.

During the three months ended July 31, 2018 Bare Metal Standard (successor) invoiced royalties and sold product and services, including freight, totaling $102,760 or 43% of its total revenue, to Taylor Brothers and $138,479 of non-related party revenue or (33%, 13%, and 12%), respectively, to three non-related parties. During the nine months ended July 31, 2018 Bare Metal Standard (successor) invoiced royalties and sold product and services, including freight, totaling $221,299 or 32% of its total revenue, to Taylor Brothers and $461,190 of non-related party revenue or (39%,15%,14% and 11%), respectively, to four non-related parties.

Concentration of accounts receivable and related party accounts receivable-

Receivables arising from sales of the Company's products are not collateralized. As of July 31, 2019, total accounts receivable was $119,384 of which $78,960 or 66% was owed by a related party.  As of October 31, 2018, total accounts receivable was $85,243 of which $51,538 or 60% was owed by Taylor Brothers.

NOTE 5 – NOTES AND LOAN PAYABLE

On November 14, 2017 the Company opened a line of credit with a bank in the amount of $40,000 bearing interest at the bank prime rate plus 8.5%. The Company is required to make monthly minimum payments based on the current balance outstanding on the line of credit. On July 31, 2019 and October 31, 2018 there was $28,709 and $32,520 outstanding, respectively.

On June 13, 2018, the Company borrowed $100,000 from a non-related investor. The note is repayable, in equal monthly instalments, over 120 months with payments of $1,438 at an interest cost of 12%. The note is not convertible, but, is collateralized by 200,000 units of the Company’s common stock, which have been issued. Each common stock unit includes one common share and the right, to purchase, for up to two years, at a cost of $2, one common share. $50,000 of debt discount was recognized in connection with the note related to the warrants and is being amortized in equal annual instalments over the life of the note. The $50,000 fair value of the warrants was determined based on the relative fair value of the warrants and debt, assuming a maximum value based on the most recent sale price of common stock for cash of $0.50 per share, due to the lack of active trading market for the Company’s common stock. On July 31, 2019 and October 31, 2018, the principal balance was $93,997 and $98,235, respectively. Unamortized discount was $44,327 and $48,077 as of July 31, 2019 and October 31, 2018, respectively.

On July 10, 2018 the Company borrowed $5,000 from a related party. The note is unsecured, bears interest at 7%, and is repayable by 36 equal monthly payments of $154 principal and interest. On July 31, 2019 and October 31, 2018, the balance was $3,314 and $4,495, respectively.

On December 24, 2018, our chief executive officer loaned the Company $21,000. The loan has a maturity date of December 20, 2020, and bears interest at 7%, with monthly payments of $940. On July 31, 2019 the principal balance was $15,175.

NOTE 6 - RELATED PARTY TRANSACTIONS

We consider all who own more than 10% shares to be related parties and record any transactions between them and the Company to be related party transactions and disclose such transactions on notes to the Financial Statements.

The Company has revenue transactions with related parties, and accounts receivable balances from those related parties, and notes payable with related parties. See Notes 4 and 5. Additionally, the Company has no written employee agreement with its officers or directors. From time to time, the Company may award bonuses to those officers or directors for performance.

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

Common Stock

The Company is authorized to issue 80,000,000 shares of common stock, $0.001 par value. None were issued during the nine months ended July 31, 2019. On July 13, 2018, the Company issued 200,000 non-convertible common share units, which included warrants, as collateral, to be exercised upon uncured default of the note payable described in Note 5.

NOTE 8 – COMMON STOCK WARRANTS

A summary of our stock warrant activity for the nine months ended July 31, 2019 is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Outstanding at beginning of period – October 31, 2018	240,000	$2.00	1.37
Expired during the nine months ended July 31, 2019	(40,000)	$2.00	-
Outstanding at end of period – July 31, 2019	200,000	$2.00	0.87

Exercisable at end of period – July 31, 2019	200,000	$2.00	0.87

The warrants outstanding and exercisable as of July 31, 2019 had no intrinsic value.

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

Revenue and Gross Income

During the three months ended July 31, 2019, total revenue from services and product sales, from all franchisees was flat compared to the three months ended July 31, 2018. Related party revenue from Taylor Brothers increase by $28,010, which was mostly offset by a decrease in non related party revenue of $27,472. The increase in related party revenue was primarily due to ongoing recurring project work. An increase of $21,518 or 12% in gross income compared to the prior year was driven by reduced costs of revenue in the current period of 31%

During the nine months ended July 31, 2019, total revenue from services and product sales, from all franchisees, increased by $163,954 or 24% compared to the nine months ended July 31, 2018. This was driven by increase related party revenue from Taylor Brothers of $267,854, partially offset by a decrease in non related party revenue of $103,900. The increase in related party revenue was primarily due to ongoing recurring project work and continued increase in royalty revenue. This increase in revenue coupled with a decrease in cost of revenue of 12% generated an increase of $190,648 or 42% in gross income compared to the comparable period last year.

Expenses

For the three months ended July 31, 2019, the Company’s total operating expenses increased by $17,211 or 10%, and interest expense increased by $2,623 due to increased debt. Net loss was $2,088 during the three months ended July 31, 2019 compared to $3,772 in the comparable period last year.

For the nine months ended July 31, 2019, the Company’s total operating expenses increased by $20,225 or 4%, and interest expense increased by $12,550 due to increased debt. Net income was $64,425 during the nine months ended July 31, 2019 compared to a net loss of $94,698 in the comparable period last year.

Bare Metal generated total revenues of $846,443 (of which $489,153 was from related party) for the nine months ended July 31, 2019. At July 31, 2019, Bare Metal had an accumulated deficit of $375,107. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Liquidity and Capital Resources

The Company is authorized to issue 80,000,000 shares of its $0.001 par value common stock. As of July 31, 2019, the Company had 31,845,000 shares of common stock issued and outstanding. As of July 31, 2019, the Company had current assets of $169,407 and current liabilities of $87,184.

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

Working Capital

Bare Metal as of July 31, 2019 had current assets of $169,407 and current liabilities of $87,184 or working capital of $82,223 compared to current assets of $106,095 and current liabilities of $106,494 or a working capital deficit of $399, at October 31, 2018. The increase in working capital resulted from the increased revenue during the current period generating higher accounts receivable.

Cash Flows - Operating Activities

During the nine months ended July 31, 2019, the Company used cash in the amount of $508 for operating activities, compared to $124,485 of cash used in the nine months ended July 31, 2018.

Cash Flows - Investing Activities

The Company did not generate any funds from investing activities during the nine months ended July 31, 2019 or 2018.

Cash Flows - Financing Activities

During the nine months ended July 31, 2019 the Company received $5,945 of cash from financing activities, compared to $138,147 during the nine months ended July 31, 2018. The Company received a loan from related party of $21,000 and made total repayments on debt of $15,055 during the nine months ended July 31, 2019 and received $100,000 from a note payable and $36,000 in proceeds from its bank line of credit during the prior period.

Plan of Operation

Bare Metal’s plan of operation is to provide franchise opportunities in the services of commercial kitchen grease exhaust systems (GES) as well as providing franchisee management systems in other industries. As of July 31, 2019, we had $17,080 cash on hand and accounts receivable of $40,424 plus $78,960 accounts receivable from a related party. Management believes, without any additional funding or revenues, the Company has to continue to sell equity securities and use additional debt to finance its operations and continued growth. We will apply any proceeds from future revenues to help cover our expenditures. At this time, management anticipates it will be required to seek outside funding to keep its business operational for the next twelve months, and will continue its efforts to seek additional funding.

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

As of July 31, 2019, Bare Metal had three full time employees and two officers. We are dependent upon our two officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

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

