Form 10-K
period 2019-10-31
BARE METAL STANDARD INC.
filed 2020-01-22
CIK 1658880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒   Annual Report PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2019

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

YES ☐          NO ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,799,798 as of April 30, 2019.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 31,195,000 shares of common stock as of January 22, 2020.

Documents Incorporated By Reference:  None

2

BARE METAL STANDARD, INC.

OCTOBER 31, 2019

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

Item 1, Business

On November 12, 2015 Bare Metal Standard (“Bare Metal”, “BMS” or the “Company”) was incorporated under the laws of the State of Idaho as a corporation capitalizing on the current growth in commercial kitchens. With the core competency of servicing commercial kitchen grease exhaust systems, the Company’s strategy is to leverage this required service to capture a national footprint of commercial kitchen customers through the franchise model of their Bare Metal Standard brand. The Company is focused exclusively on the restaurant industry and specifically the engine that drives this business; the commercial kitchen. The Company seeks to develop synergistic services required by commercial kitchens to keep them Safe, Health and Efficient. The Company views the market in three customer categories; a. Healthcare, b. Institutional and c. Restaurants.

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

Competition

We may not have the resources to compete with our existing competitors or with any new competitors. We intend to compete with many other competitors who perform kitchen exhaust services, all of which may have significantly greater personnel, financial, and managerial resources than we do. This competition from other companies with greater resources and reputations may result in our failure to maintain or expand our business.

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

Employees

We currently have five employees. Our CEO performs all duties related to the operations of this business. We also plan to utilize additional independent contractors on a part-time/as needed basis.

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

	Closing Price
2019 Fiscal Year	High	Low
January 31, 2019	$0.98	$0.66
April 30, 2019	$0.98	$0.98
July 31, 2019	$0.98	$0.97
October 31, 2019	$0.97	$0.51

	Closing Price
2018 Fiscal Year	High		Low
January 31, 2018		$1.00	0.66
April 30, 2018	$	n/a	n/a
July 31, 2018		$1.00	1.00
October 31, 2018		$0.66	0.66

Holders

As of October 31, 2019, we had 57 holders of record of our common stock.

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

For the years ended October 31, 2019 and 2018:

Revenue

During the year ended October 31, 2019, total revenue from services and product sales, from all franchisees, increased by $308,271 or 35% compared to the year ended October 31, 2018. This was driven by increase related party revenue from Taylor Brothers of $330,690, partially offset by a decrease in non-related party revenue of $22,419. The increase in related party revenue was primarily due to ongoing recurring project work and continued increase in royalty revenue. This increase in revenue, slightly offset by an increase in cost of revenue of 5%, generated an increase of $295,789 or 47% in gross income compared to the comparable period last year.

The Company has generated total revenues of $1,195,460 for the fiscal year ended October 31, 2019, of which $698,983 is from related parties, which is an increase from the $887,189 of revenues, of which $368,293 is from related parties, during the year ended October 31, 2018. Nevertheless, as of October 31, 2019, the Company had an accumulated deficit of $355,948. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Liquidity and Capital Resources

The Company is authorized to issue 80,000,000 shares of its $0.001 par value common stock. As of October 31, 2019, the Company has 31,845,000 shares of common stock issued and outstanding. As of October 31, 2019, the Company had current assets of $178,352 and current liabilities of $80,713.

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

Operating Activities

During the twelve months ended October 31, 2019, we generated cash in the amount of $3,824 from operating activities, compared to the $125,116 of cash used to pay for operating expenses for the year ended October 31, 2018. The difference was due primarily to the net income achieved during the current year compared to a net loss in the prior period.

Investing Activities

We did not generate or use any funds from investing activities during the twelve-month period ended October 31, 2019 and 2018.

Financing Activities

During the twelve months ended October 31, 2019 we used a net amount of $5,388 of cash for financing activities, including proceeds from third party loans of $21,000. The Company also made total repayments on related party loans of $9,984, repayments on third party loans of $11,192 and repayments on its line of credit of $5,212. In the comparable 2018 period, we received $100,000 in proceeds from note payable and an additional $36,000 in proceeds from the line of credit. These cash flows were partially offset by repayments on the line of credit of $3,480, repayments on the notes payable of $1,765 and repayments on the related party note payable of $505, resulting in net cash from financing activities of $130,250.

Plan of Operation

The Company’s plan of operation is to provide franchise opportunities in the services of commercial kitchen grease exhaust systems (GES). As of October 31, 2019, we had $10,079 cash on hand and accounts receivable of $136,964. Management believes, without any additional funding or revenues, the Company has to resume selling equity securities to finance its operations and continued growth. We will apply any proceeds from future revenues to help cover our expenditures. At this time, management anticipates it will be required to seek outside funding to keep its business operational for the next twelve months, and will continue its efforts to seek additional funding.

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

Going Concern

Our independent auditors included an explanatory paragraph in their report on the October 31, 2019 audited financial statements regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations.

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

As of October 31, 2019, we had three full time employees and two officers. We are dependent upon our two officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

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

New Accounting Standards

The Financial Accounting Standards Board, or FASB, has issued Accounting Standards Update No. 2014-09, Revenue from contracts with Customers (Topic 606), or ASU 606. ASU 606 provides guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers in an amount that supersedes most current revenue recognition guidance. This guidance requires us to recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We are required to adopt ASU 606 at the beginning of our first quarter of fiscal 2019. The new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. The new guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of the adoption. The Company adopted this guidance on November 1, 2018. Franchise license fees received will initial be deferred and revenue recognized ratably over the expected license period. The Company utilized the cumulative effect approach of adopting ASC 606, did not have a material impact to the Company’s financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). Under ASU No. 2016-2, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU No. 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. The Company adopted this guidance on November 1, 2019 with no effect to the Company’s consolidated financial statements, due to the Company not being party to any lease agreements. The new standard provides a number of optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permitted the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs; and all of the new standard’s available transition practical expedients. The new standard also provides practical expedients for a company’s ongoing accounting. The Company elected the short-term lease recognition exemption for its leases. For those leases with a lease term of 12 months or less, the Company will not recognize ROU assets or lease liabilities. The Company also made an accounting policy election to combine lease and non-lease components of operating leases for all asset classes.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 201615”). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under ASC Topic 230, Statement of Cash Flows. The Company adopted this guidance on November 1, 2018 with no impact to its consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Restricted Cash (a consensus of the FASB Emerging Issue Task Force) (“ASU 2016-18”). This new standard addresses the diversity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The Company adopted this guidance on November 1, 2018 with no impact to its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The Company adopted this guidance on November 1, 2018 with no impact to its consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. ASU 2017-04 is effective and has been adopted by the Company for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and should be applied on a prospective basis. The Company does not anticipate the adoption of ASU 2017-04 will have a material impact on its financial statements for both annual and interim reporting periods, if applicable. Management also is required to evaluate and disclose whether its plans alleviate that doubt. The Company adopted this guidance on November 1, 2018 with no impact to its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting for share-based payment awards issued to employees and nonemployees. Under ASU No. 2018-07, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. The Company adopted this guidance on November 1, 2019 with no impact to its consolidated financial statements.

Item 7A Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8 Financial Statements and Supplementary Data

See F-1.

BARE METAL STANDARD, INC.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

AND

CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended

October 31, 2019 and 2018

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Bare Metal Standard, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bare Metal Standard, Inc. (the “Company”) as of October 31, 2019 and 2018, and the consolidated related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2016

Houston, Texas

January 21, 2020

Bare Metal Standard, Inc.

Consolidated Balance Sheets

	October 31	October 31
	2019	2018

Assets
Current assets
Cash	$10,079	$11,643
Accounts receivable	50,645	33,705
Accounts receivable - related parties	86,319	51,538
Inventory	14,337	9,209
Prepaid expense	16,972	-
Total current assets	178,352	106,095

Total assets	$178,352	$106,095

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable and accrued liabilities	$23,764	$35,904
Accounts payable related party	5,375	19,000
Bank line of credit	27,308	32,520
Related party note payable - current portion	12,444	1,853
Promissory note payable - current portion	11,822	17,217
Total current liabilities	80,713	106,494

Long term liabilities
Deferred revenue	4,000	-
Related party note payable, net of current portion	3,067	2,642
Promissory note payable, net of current portion and discount	42,970	32,941
Total long term liabilities	50,037	35,583
Total liabilities	130,750	142,077

Stockholders' equity (deficit)
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
none issued and outstanding as of October 31, 2019 and October 31, 2018 respectively	-	-
Common stock, $0.001 par value; 80,000,000 shares authorized;
31,845,000 shares issued and outstanding as of October 31, 2019 and
October 31, 2018, respectively	31,845	31,845
Additional paid-in capital	371,705	371,705
Accumulated deficit	(355,948)	(439,532)
Total stockholders' equity (deficit)	47,602	(35,982)

Total liabilities and stockholders' equity (deficit)	$178,352	$106,095

The accompanying notes are an integral part of these consolidated financial statements

Bare Metal Standard, Inc.
Consolidated Statements of Operations
For the years ended October 31, 2019 and 2018

	October 31, 2019	October 31, 2018
Revenue
Product sales and services	$496,477	$518,896
Product sales and services - related parties	698,983	368,293
Total revenue	1,195,460	887,189
Cost of revenue	266,324	253,842
Gross income	929,136	633,347

Operating expenses
General and administrative expenses	346,396	285,401
Administrative and officer compensation	479,330	463,851
Total operating expenses	825,726	749,252

Income (loss) from operations	103,410	(115,905)

Other income (expense)
Other income	2,500	-
Interest expense	(22,326)	(9,566)
Total other expense	(19,826)	(9,566)

Net income (loss)	$83,584	$(125,471)

Basic and diluted net income (loss) per common share	$0.00	$(0.00)

Weighted average shares outstanding - basic and dilutive	31,845,000	31,721,164

The accompanying notes are an integral part of these consolidated financial statements

Bare Metal Standard, Inc.

Consolidated Statements of Stockholders' Equity (Deficit)

					Additional		Total
	Series A Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance October 31, 2017	-	$-	31,645,000	$31,645	$321,905	$(314,061)	$39,489

Common shares issued as collateral for note payable	-	-	200,000	200	(200)	-	-
Warrants issued in connection with debt discount on note payable	-	-	-	-	50,000	-	50,000
Net loss	-	-	-	-	-	(125,471)	(125,471)

Balance October 31, 2018	-	-	31,845,000	31,845	371,705	(439,532)	(35,982)

Net income	-	-	-	-	-	83,584	83,584

Balance October 31, 2019	-	$-	31,845,000	$31,845	$371,705	$(355,948)	$47,602

The accompanying notes are an integral part of these consolidated financial statements

Bare Metal Standard, Inc.

Consolidated Statements of Cash Flows

	Years Ended
	October 31
	2019	2018

Cash flows from operating activities
Net income (loss)	$83,584	$(125,471)
Adjustments to reconcile net income (loss) to net cash
in operating activities
Amortization of debt discount	5,014	1,923
Professional service fee paid by related party	-	5,000
Changes in operating assets and liabilities:
Accounts receivable	(16,940)	(2,701)
Accounts receivable - related parties	(34,781)	(35,183)
Prepaid expenses	(6,160)	-
Inventory	(5,128)	22,762
Accounts payable and accrued liabilities	(12,140)	(10,446)
Accounts payable - related parties	(13,625)	19,000
Deferred revenue	4,000	-
Net cash provided by (used in) operating activities	3,824	(125,116)

Cash flows from financing activities
Proceeds received from notes payable - related party	21,000	-
Repayment of note payable - related party	(9,984)	(505)
Proceeds from bank line of credit	-	36,000
Repayment on bank line of credit	(5,212)	(3,480)
Proceeds from note payable	-	100,000
Repayment of note payable	(11,192)	(1,765)
Net cash provided by financing activities	(5,388)	130,250

Net change in cash	(1,564)	5,134
Cash, beginning balance	11,643	6,509
Cash, ending balance	$10,079	$11,643

Supplementary information
Cash paid during the period:
Interest	$17,312	$3,436
Income taxes	$-	$-

Non-cash investing and financing activities
Note payable issued for financed insurance	$10,812	$-
Debt discount from warrants issued with note payable	$-	$50,000
Common stock issued as collateral on note payable	$-	$200

The accompanying notes are an integral part of these consolidated financial statements

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

Inventories and Provision for Excess or Expired Inventory

Inventory consists of finished goods and consumables held for resale to franchisees and is valued on an average cost basis. Provisions for excess inventory are included in cost of goods sold and have historically been immaterial but adequate to provide for losses. Inventory is reviewed, at least, quarterly. The Company has determined that there was no need to reserve for obsolescence as of October 31, 2019 and October 31, 2018.

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

Advertising fees

Franchise agreements typically require the franchisee to pay continuing advertising fees on a monthly basis based on a percentage of franchisee gross sales, which represents a portion of the consideration received for the single performance obligation of the franchise license. Continuing advertising fees are recognized over the term of the respective franchise agreement based on the fees earned each period as the underlying sales occur. Advertising fees are included in Other Service Revenue in the presentation of disaggregated revenue data below.

Sales of supplies and other products

We distribute supplies and other products to franchisees and licensees. Revenue from the sale of supplies and other products is recognized when title and risk of loss transfers to the buyer, which is generally upon delivery. Payment for supplies and other products is generally due within a relatively short period of time subsequent to delivery.

The following table presents disaggregated revenue for the years ended October 31, 2019 and 2018:

	October 31, 2019	October 31, 2018

Royalty revenue	$587,475	$498,282
Training and consulting	345,185	50,604
Equipment, supply and truck sales	184,728	255,925
Other service revenue	78,072	82,378
Total revenue	$1,195,460	$887,189

Contract Costs

Costs incurred to obtain a customer contract are not material to the Company. The Company elected to apply the practical expedient to not capitalize contract costs to obtain contracts with a duration of one year or less, which are expensed and included within cost of goods and services.

Contract Liabilities

The Company receives payment up front for the sale of a franchise. The franchise fee is considered to be a contract liability to provide support and services over the period of the license agreement, and are recorded as deferred revenue, with the revenue being recognized ratably over the license period. As of October 31, 2019, the Company had a total of $4,500 in deferred revenue, with $500 included in accounts payable and accrued expenses and $4,000 included in deferred revenue on the consolidated balance sheet. The Company expects to recognize $500 in revenue related to unsatisfied performance obligations over the next 12 months.

Cost of Revenues

Cost of sales includes all of the costs to service the franchise agreements, and costs to purchase the supplies and products sold to franchisees. Additionally, shipping costs are included in Cost of Revenues in the Consolidated Statements of Operations.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding. Diluted net income per share is calculated by dividing net income by the weighted-average common shares outstanding during the period using the treasury stock method. No potentially dilutive securities, consisting of 200,000 outstanding common stock warrants, were included in the calculation of diluted earnings per share as the impact would have been anti-dilutive for the years ended October 31, 2019 and 2018. Therefore, basic and dilutive net income (loss) per share were the same.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). Under ASU No. 2016-2, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU No. 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. The Company adopted this guidance on November 1, 2019 with no effect to the Company’s consolidated financial statements, due to the Company not being party to any lease agreements. The new standard provides a number of optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permitted the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs; and all of the new standard’s available transition practical expedients. The new standard also provides practical expedients for a company’s ongoing accounting. The Company elected the short-term lease recognition exemption for its leases. For those leases with a lease term of 12 months or less, the Company will not recognize ROU assets or lease liabilities. The Company also made an accounting policy election to combine lease and non-lease components of operating leases for all asset classes.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 201615”). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under ASC Topic 230, Statement of Cash Flows. The Company adopted this guidance on November 1, 2018 with no impact to its consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Restricted Cash (a consensus of the FASB Emerging Issue Task Force) (“ASU 2016-18”). This new standard addresses the diversity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The Company adopted this guidance on November 1, 2018 with no impact to its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The Company adopted this guidance on November 1, 2018 with no impact to its consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. ASU 2017-04 is effective and has been adopted by the Company for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and should be applied on a prospective basis. The Company does not anticipate the adoption of ASU 2017-04 will have a material impact on its financial statements for both annual and interim reporting periods, if applicable. Management also is required to evaluate and disclose whether its plans alleviate that doubt. The Company adopted this guidance on November 1, 2018 with no impact to its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting for share-based payment awards issued to employees and nonemployees. Under ASU No. 2018-07, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. The Company adopted this guidance on November 1, 2019 with no impact to its consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has an accumulated deficit, and a history of net losses. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 – MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

Bare Metal Standard has unrelated customers and one related party customer, whose revenue, during the years ended October 31, 2019 and 2018 represented in excess of 10% of the total revenue and in excess of 10% of total accounts receivable.

Concentration of revenue and related party revenue

During the year ended October 31, 2019, Bare Metal Standard invoiced royalties and sold product and services, including freight, totaling $698,983 or 58% of total revenue to one related company, Taylor Brothers, Inc. (a company with common officers and shareholders) and had six non-related party that accounted for 36%, 14%, 13%, 12%, 10% and 10% of of non-related party revenue. One non-related party through the Taylor Brothers revenue represents approximately 62% of related party revenue for the fiscal year ended October 31, 2019.

During the year ended October 31, 2018, Bare Metal Standard invoiced royalties and sold product and services, including freight, totaling $368,293 or 41.5% of its total revenue, to Taylor Brothers and $460,068 of non-related party revenue or (43%,16%,16%,and 13%), respectively, to four non-related parties.

Concentration of accounts receivable and related party accounts receivable-

Receivables arising from sales of the Company's products are not collateralized. As of October 31, 2019, total accounts receivable was $136,964 of which $86,319 or 63% was owed by a related party.  As of October 31, 2018, total accounts receivable was $85,243 of which $51,538 or 60% was owed by Taylor Brothers., and $13,716 or 16% was from one non-related party.

NOTE 5 – NOTES PAYABLE

On November 14, 2017, the Company opened an unsecured line of credit with a bank in the amount of $40,000 bearing interest at the bank prime rate plus 8.5%. The Company is required to make monthly minimum payments based on the current balance outstanding on the line of credit. On October 31, 2019 and 2018, there was $27,308 and $32,520 outstanding, respectively.

On June 13, 2018, the Company borrowed $100,000 from a non-related investor. The note is repayable, in equal monthly instalments, over 120 months with payments of $1,438 at an interest cost of 12%. The note is not convertible, but, is collateralized by 200,000 units of the Company’s common stock, which have been issued. Each common stock unit includes one common share and the right, to purchase, for up to two years, at a cost of $2, one common share. $50,000 of debt discount was recognized in connection with the note related to the warrants and is being amortized in equal annual instalments over the life of the note. The $50,000 fair value of the warrants was determined based on the relative fair value of the warrants and debt, assuming a maximum value based on the most recent sale price of common stock for cash of $0.50 per share, due to the lack of active trading market for the Company’s common stock. On October 31, 2019 and 2018, the principal balance was $92,498 and $98,235, respectively. As of October 31, 2019, $6,465 of principal was due within one year. Unamortized discount was $43,063 and $48,077 as of October 31, 2019 and 2018, respectively.

On July 10, 2018 the Company borrowed $5,000 from a related party. The note is unsecured, bears interest at 7%, and is repayable by 36 equal monthly payments of $154 principal and interest. On October 31, 2019 and 2018, the balance was $2,906 and $4,495, respectively, with $1,703 due within one year.

On December 24, 2018, our chief executive officer loaned the Company $21,000. The loan in unsecured, has a maturity date of December 20, 2020, and bears interest at 7%, with monthly payments of $940. On October 31, 2019, the principal balance was $12,605, with $10,741 due within one year.

In June 2019, the Company financed certain prepaid insurance expenses. The total amount financed was $10,812, the note bears interest at 16.24%, and the Company made principal repayments of $5,455 during the year ended October 31, 2019. The balance of this note payable was $5,357 as of October 31, 2019 and is due within one year.

NOTE 6 – RELATED PARTY DEBT AND TRANSACTIONS

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

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

Common Stock

The Company is authorized to issue 80,000,000 shares of common stock, $0.001 par value. None were issued during the year ended October 31, 2019. On July 13, 2018, the Company issued 200,000 non-convertible common share units, which included warrants, as collateral, to be exercised upon uncured default of the note payable described in Note 5.

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

A summary of our stock warrant activity for the period from November 1, 2018 through October 31, 2019 is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Outstanding at beginning of period - October 31, 2018	515,000	$2.00	0.73
Expired during the year ended October 31, 2018	(475,000)	2.00	-
Issued during the year ended October 31, 2018	200,000	2.00	2.00
Outstanding at beginning of period - October 31, 2018	240,000	2.00	1.37
Expired during the year ended October 31, 2019	(40,000)	2.00	-
Outstanding at end of period - October 31, 2019	200,000	$2.00	0.62

Exercisable at end of period - October 31, 2019	200,000	$2.00	0.62

The warrants outstanding and exercisable as of October 31, 2019 and 2018 had no intrinsic value.

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

NOTE 10 – INCOME TAXES

The Company’s net operating loss carryover of approximately $324,950 as of October 31, 2019, will expire in 2039. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forward for Federal income tax reporting purposes are subject to annual limitations. If a change in ownership occurs, net operating loss carry forward may be limited as to its use in future years. The Company’s tax returns for the years ended October 31, 2016 through October 31, 2019 are open for IRS audit.

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

The cumulative tax effect at the expected rate of 21% as of October 31, 2019 and 2018 of significant items comprising our net deferred tax amount is as follows:

	October 31,	October 31,
	2019	2018
Net operating loss carry forward	$68,239	$85,792
Less: valuation allowance	(68,239)	(85,792)
Net deferred tax asset	$-	$-

NOTE 11 – SUBSEQUENT EVENTS

In January 2020, 650,000 shares of common stock of the Company were returned to the Company and cancelled for no consideration from one shareholder.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A Controls and Procedures

Management's Report on Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Rules 13a-15(b) and 15d-15(b) under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2019. This evaluation was implemented under the supervision and with the participation of our officers and directors.

Based on this evaluation, management concluded that, as of October 31, 2019, our disclosure controls and procedures are ineffective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Our officers have assessed the effectiveness of our internal controls over financial reporting as of October 31, 2019. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based upon its assessment, management concluded that, as of October 31, 2019, our internal control over financial reporting was ineffective.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter ended October 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 11.   Executive Compensation

The following table sets forth the compensation paid to our officers and directors for the years ended October 31, 2017, 2018 and 2019:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

James Bedal	2017	93,832	-	-	-	-	-	-	93,832
	2018	95,333	-	-	-	-	-	-	95,333
	2019	95,333	-	-	-	-	-	-	95,333

Michael Taylor	2017	101,157	-	-	-	-	-	-	101,030
	2018	101,566	-	-	-	-	-	-	101,566
	2019	101,566	27,300	-	-	-	-	-	128,866

Jeffrey Taylor	2017	-	-	-	-	-	-	-	-
	2018	-	-	-	-	-	-	-	-
	2019	-	-	-	-	-	-	-	-

Employment Agreements

None

Director Compensation

None

Equity Compensation Plans

The following table set forth information regarding the outstanding equity awards as of October 31, 2019 for our officers and directors:

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of October 31, 2019.

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

Item 14.   Principal Accounting Fees and Services

The fees billed for professional services rendered by our principal accountant are as follows:

Fiscal		Audit- Related
Year	Audit Fees	Fees	Tax Fees	All Other Fees
2018	$48,000	-	-	-
2019	$35,000	-	-	-

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 22nd day of January, 2020.

BARE METAL STANDARD INC.

BY:	James Bedal

/s/	James Bedal
Principal Executive Officer
Principal Financial Officer and
Principal Accounting Officer

