Form 10-Q
period 2020-01-31
BARE METAL STANDARD INC.
filed 2020-03-09
CIK 1658880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2020

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

 YES ☐      NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 31,195,000 shares of common stock as of March 9, 2020.

Securities registered pursuant to Section 12(b) of the Act: None

1

PART I. - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

Bare Metal Standards, Inc.

Consolidated Balance Sheets

(unaudited)

	January 31	October 31
	2020	2019

Assets
Current assets
Cash	$39,438	$10,079
Accounts receivable	55,346	50,645
Accounts receivable - related parties	86,082	86,319
Inventory	42,784	14,337
Prepaid expense	10,658	16,972
Total current assets	234,308	178,352

Total assets	$234,308	$178,352

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued liabilities	$49,160	$23,764
Accounts payable related party	4,000	5,375
Deferred revenue	39,000	-
Bank line of credit	25,589	27,308
Related party note payable - current portion	11,722	12,444
Promissory note payable - current portion	9,383	11,822
Total current liabilities	138,854	80,713

Long term liabilities
Deferred revenue	3,875	4,000
Related party note payable	759	3,067
Promissory note payable, net of discount	42,493	42,970
Total long term liabilities	47,127	50,037
Total Liabilities	185,981	130,750

Stockholders' equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized;
none issued and outstanding as of January 31, 2020 and October 31, 2019 respectively	-	-
Common stock, $0.001 par value; 80,000,000 shares authorized;
31,195,000 and 31,845,000 shares issued and outstanding as of January 31, 2020 and
October 31, 2019, respectively	31,195	31,845
Additional paid-in capital	372,355	371,705
Accumulated deficit	(355,223)	(355,948)
Total stockholders' equity	48,327	47,602

Total liabilities and stockholders' equity	$234,308	$178,352

(see accompanying notes to unaudited consolidated financial statements)

Bare Metal Standard, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months	Three Months
	Ended	Ended
	January 31, 2020	January 31, 2019

Revenue
Product sales and services	$115,476	$144,786
Product sales and services - related parties	132,126	222,925
Total revenue	247,602	367,711
Cost of revenue	48,573	108,455
Gross income	199,029	259,256

Operating expenses
General and administrative expenses	71,751	48,935
Administrative and officer compensation	121,208	113,177
Total operating expenses	192,959	162,112

Income from operations	6,070	97,144

Other expense
Interest expense	(5,345)	(5,546)
Total other expense	(5,345)	(5,546)

Net income	$725	$91,598

Basic and diluted net income per common share	$0.00	$0.00

Weighted average common shares outstanding
Basic and diluted	31,682,500	31,845,000

(see accompanying notes to unaudited consolidated financial statements)

 Bare Metal Standard, Inc.

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

For the Three Months Ended January 31, 2020 and 2019

(Unaudited)

	Preferred		Common		Additional Paid	Accumulated	Stockholders'
	Shares	Par	Shares	Par	In Capital	Deficit	Equity (Deficit)

Balances as of October 31, 2019	-	$-	31,845,000	$31,845	$371,705	$(355,948)	$47,602
Cancellation of common shares	-	-	(650,000)	(650)	650	-	-
Net income	-	-	-	-	-	725	725

Balances as of January 31, 2020	-	$-	31,195,000	$31,195	$372,355	$(355,223)	$48,327

Balance as of October 31, 2018	-	$-	31,845,000	$31,845	$371,705	$(439,532)	$(35,982)
Net income	-	-	-	-	-	91,598	91,598

Balances as of January 31, 2019	-	$-	31,845,000	$31,845	$371,705	$(347,934)	$55,616

(See accompanying notes to unaudited consolidated financial statements)

Bare Metal Standard, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months	Three Months
	Ended	Ended
	January 31, 2020	January 31, 2019

Cash flows from operating activities
Net income	$725	$91,598
Adjustments to reconcile net income to net cash used in operating activities
Amortization of debt discount	1,264	1,264
Changes in operating assets and liabilities:
Accounts receivable	(4,701)	(8,863)
Accounts receivable - related parties	237	(105,499)
Prepaid expenses	6,314	(4,000)
Inventory	(28,447)	(3,831)
Accounts payable and accrued liabilities	25,396	23,012
Accounts payable - related parties	(1,375)	(15,275)
Deferred revenue	38,875	4,375
Net cash provided by (used in) operating activities	38,288	(17,219)

Cash flows from financing activities
Proceeds received from notes payable - related party	-	21,000
Repayment of note payable - related party	(3,030)	(1,205)
Repayment of bank line of credit	(1,719)	(1,118)
Repayment of notes payable	(4,180)	(1,371)
Net cash provided by (used in) financing activities	(8,929)	17,306

Change in cash	29,359	87
Cash, beginning balance	10,079	11,643
Cash, ending balance	$39,438	$11,730

Supplementary information
Cash paid for:
Interest	$4,102	$4,282
Income taxes	$-	$-

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

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated interim financial statements of Bare Metal Standard, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the period ended October 31, 2019 contained in the Company’s Form 10K originally filed with the Securities and Exchange Commission on January 22, 2020.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein.  The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the period ended October 31, 2019, as reported in the Company’s Form 10K, have been omitted.

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

Inventories and Provision for Excess or Expired Inventory

Inventory consists of finished goods and consumables held for resale to franchisees and is valued on an average cost basis. Provisions for excess inventory are included in cost of goods sold and have historically been immaterial but adequate to provide for losses. Inventory is reviewed, at least, quarterly. The Company has determined that there was no need to reserve for obsolescence as of January 31, 2020 and October 31, 2019.

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

The following table presents disaggregated revenue for the years ended January 31, 2020 and 2019:

	Three months ended January 31, 2020	Three months ended January 31, 2019

Royalty revenue	$143,229	$150,320
Training and consulting	43,355	121,089
Equipment and truck sales	41,565	76,871
Other service revenue	19,453	19,431
Total revenue	$247,602	$367,711

Contract Costs

Costs incurred to obtain a customer contract are not material to the Company. The Company elected to apply the practical expedient to not capitalize contract costs to obtain contracts with a duration of one year or less, which are expensed and included within cost of goods and services.

Contract Liabilities

The Company receives payment up front for the sale of a franchise. The franchise fee is considered to be a contract liability to provide support and services over the period of the license agreement, and are recorded as deferred revenue, with the revenue being recognized ratably over the license period. Additionally, the Company recognizes a contract liability related to any other unsatisfied performance obligations. As of January 31, 2020, the Company had a total of $42,875 in deferred revenue, with $39,000 expected to be recognized in revenue over the next 12 months, and $3,875 expected to be recognized beyond 12 months over the remaining license period of approximately nine years.

Cost of Revenues

Cost of sales includes all of the costs to service the franchise agreements, and costs to purchase the supplies and products sold to franchisees. Additionally, shipping costs are included in Cost of Revenues in the Unaudited Consolidated Statements of Operations.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding. Diluted net income per share is calculated by dividing net income by the weighted-average common shares outstanding during the period using the treasury stock method. No potentially dilutive securities, consisting of 200,000 outstanding common stock warrants, were included in the calculation of diluted earnings per share as the impact would have been anti-dilutive for the three months ended January 31, 2020 and 2019. Therefore, basic and dilutive net income (loss) per share were the same.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has an accumulated deficit. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 – MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

Bare Metal Standard has unrelated customers and one related party customer, whose revenue, during the three months ended January 31, 2020 and 2019 represented in excess of 10% of the total revenue and in excess of 10% of total accounts receivable.

Concentration of revenue and related party revenue

During the three months ended January 31, 2020, Bare Metal Standard invoiced royalties and sold product and services, including freight, totaling $132,126 or 53% of total revenue to one related company, Taylor Brothers, Inc. (a company with common officers and shareholders) and had five non-related party that accounted for 39%, 17%, 14%, 13%, and 13% of non-related party revenue. One non-related party through the Taylor Brothers revenue represents approximately 35% of related party revenue for the three months ended January 31, 2020.

During the three months ended January 31, 2019, the Company invoiced royalties and sold product and services, including freight, totaling $222,925 or 61% of its total revenue, to one related company, Taylor Brothers Inc. and had four non-related parties that accounted for 31%, 26%, 14% and 12% of non-related party revenue. One non-related party through the Taylor Brothers revenue represents approximately 55% of related party revenue for the three months ended January 31, 2019.

Concentration of accounts receivable and related party accounts receivable-

Receivables arising from sales of the Company's products are not collateralized. As of January 31, 2020, total accounts receivable was $141,428 of which $86,082 was owed by a related party, and four customers represented 27%, 20%, 15% and 14% of non-related party accounts receivable. As of October 31, 2019, total accounts receivable was $136,964 of which $86,319 or 63% was owed by a related party.

NOTE 5 – NOTES AND LOAN PAYABLE

The Company has the following notes payable outstanding as of January 31, 2020 and October 31, 2019:

	January 31, 2020	October 31, 2019
Note payable dated June 13, 2018 in the original principal amount of $100,000, maturing June 13, 2028, bearing interest at 12% per year, collateralized by 200,000 units of the Company’s common stock, which have been issued. Each common stock unit includes one common share and the right, to purchase, for up to two years, at a cost of $2, one common share.	$90,953	$92,498

Note payable dated June 20, 2019 in the original principal amount of $10,812, maturing April 1, 2020, bearing interest at 16.24% per year, related to prepaid insurance premium, with monthly payments of $1,163.	2,722	5,357

Note payable with a related party dated July 10, 2018 in the original principal amount of $5,000, maturing July 10, 2021, bearing interest at 7% per year, unsecured, with monthly payments of principal and interest of $154.	2,492	2,906

Note payable with a related party dated December 24, 2018 in the original principal amount of $21,000, maturing December 20, 2020, bearing interest at 7% per year, unsecured, with monthly payments of principal and interest of $940.	9,989	12,605

Total notes payable	106,156	113,366
Less: current portion	(21,105)	(24,266)
Less: unamortized discount	(41,799)	(43,063)
Total notes payable, net of discount and current portion	$43,252	$46,037

On November 14, 2017, the Company opened an unsecured line of credit with a bank in the amount of $40,000 bearing interest at the bank prime rate plus 8.5%. The Company is required to make monthly minimum payments based on the current balance outstanding on the line of credit. On January 31, 2020 and October 31, 2019, there was $25,589 and $27,308 outstanding, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

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

Common Stock

The Company is authorized to issue 80,000,000 shares of common stock, $0.001 par value. None were issued during the three months ended January 31, 2020. On July 13, 2018, the Company issued 200,000 non-convertible common share units, which included warrants, as collateral, to be exercised upon uncured default of the note payable described in Note 5.

On January 8, 2020, 650,000 shares of common stock of the Company were returned to the Company and cancelled for no consideration from one shareholder.

NOTE 8 – COMMON STOCK WARRANTS

On July 13, 2018, the Company issued 200,000 common share units, which included common shares and warrants to be exercised within two years, as collateral for a $100,000 loan.

A summary of our stock warrant activity for the three months ended January 31, 2020 is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Outstanding at beginning of period – October 31, 2019	200,000	$2.00	0.62
Expired during the three months ended January 31, 2020	-	-	-
Outstanding at end of period – January 31, 2020	200,000	$2.00	0.37

Exercisable at end of period – January 31, 2020	200,000	$2.00	0.37

The warrants outstanding and exercisable as of January 31, 2020 had no intrinsic value.

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

Revenue and Gross Income

During the three months ended January 31, 2020 total revenue from services and product sales, from all franchisees declined by $120,109 or 33% compared to the three months ended January 31, 2019, primarily driven by a decrease in related party revenue of $90,799 or 41% and a decrease in non-related party revenue of $29,310, or 20%. The decrease in related party revenue was primarily due to significant project work and a truck sale in the comparable period that did not occur in the current period. The decline in revenue led to a decline in gross income of $60,227 or 23%.

Expenses

For the three months ended January 31, 2020, the Company’s total operating expenses increased by $30,847 or 19%, primarily due to increase professional fees, and interest expense decreased by $201. Net income was $725 during the three months ended January 31, 2020 compared to $91,598 in the comparable period last year.

Liquidity and Capital Resources

The Company is authorized to issue 80,000,000 shares of its $0.001 par value common stock. As of January 31, 2020, the Company had 31,195,000 shares of common stock issued and outstanding. As of January 31, 2020, the Company had current assets of $234,308 and current liabilities of $138,854.

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

Working Capital

Bare Metal as of January 31, 2020, had current assets of $234,308 and current liabilities of $138,854 or working capital of $95,454 compared to current assets of $178,352 and current liabilities of $80,713 or working capital of $97,639, at October 31, 2019.

Cash Flows - Operating Activities

During the three months ended January 31, 2020, the Company generated cash in the amount of $38,288 from operating activities, compared to $17,219 of cash used in the three months ended January 31, 2019.

Cash Flows - Investing Activities

The Company did not generate any funds from investing activities during the three months ended January 31, 2020 or 2019.

Cash Flows - Financing Activities

During the three months ended January 31, 2020 the Company used $8,929 of cash in financing activities, consisting of payments on the Company’s various notes payable, compared to $17,306 of cash proceeds during the three months ended January 31, 2019. The Company received a loan from related party of $21,000 and made total repayments on debt of $3,694 during the three months ended January 31, 2019.

Plan of Operation

Bare Metal’s plan of operation is to provide franchise opportunities in the services of commercial kitchen grease exhaust systems (GES) as well as providing franchisee management systems in other industries. As of January 31, 2020, we had $39,438 cash on hand and accounts receivable of $55,346 plus $86,082 accounts receivable from a related party. Management believes, without any additional funding or revenues, the Company has to continue to sell equity securities and use additional debt to finance its operations and continued growth. We will apply any proceeds from future revenues to help cover our expenditures. At this time, management anticipates it will be required to seek outside funding to keep its business operational for the next twelve months, and will continue its efforts to seek additional funding.

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

Going Concern

Our independent auditors included an explanatory paragraph in their report on the October 31, 2019 audited consolidated financial statements regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations.

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

As of January 31, 2020, Bare Metal had three full time employees and two officers. We are dependent upon our two officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 9th day of March, 2020.

BARE METAL STANDARD INC.

BY:	James Bedal

/s/	James Bedal
Principal Executive Officer
Principal Financial Officer and
Principal Accounting Officer

