Form 10-Q
period 2020-04-30
BARE METAL STANDARD INC.
filed 2020-08-10
CIK 1658880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2020

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

 YES ☐      NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 31,195,000 shares of common stock as of August 10, 2020.

Securities registered pursuant to Section 12(b) of the Act: None

PART I. - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

Bare Metal Standard, Inc.

Consolidated Balance Sheets

(UNAUDITED)

	April 30,	October 31
	2020	2019
Current Assets:
Cash	$23,743	$10,079
Accounts receivable	33,422	50,645
Accounts receivable - related parties	57,471	86,319
Inventory	12,379	14,337
Prepaid expenses	14,603	16,972

Total current assets	141,618	178,352

Total assets	$141,618	$178,352

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$25,956	$23,764
Accounts payable related party	6,000	5,375
Deferred revenue	500	-
Bank line of credit	24,348	27,308
Related party note payable - current portion	9,092	12,444
Promissory note payable - current portion	6,862	11,822

Total current liabilities	72,758	80,713
Long term liabilities
Deferred revenue	3,750	4,000
Related party note payable	306	3,067
Promissory note payable, net of discount	41,937	42,970

Total long term liabilities	45,993	50,037

Total liabilities	118,751	130,750

Shareholders' equity
Preferred stock, $0.001 par value, 20,000,000 shares authorized;
None issued and outstanding as of April 30, 2020 and October 31, 2019, respectively	-	-
Common stock, $0.001 par value, 80,000,000 shares authorized;
31,195,000 and 31,845,000 shares issued and outstanding as of April 30, 2020 and October 31, 2019, respectively	31,195	31,845
Additional paid-in capital	372,355	371,705
Accumulated deficit	(380,683)	(355,948)

Total stockholders' equity	22,867	47,602

Total liabilities and stockholders' equity	$141,618	$178,352

The accompanying notes are an integral part of these unaudited consolidated financial statements

Bare Metal Standard, Inc.

Consolidated Statements of Operations

For the three and six months ended April 30, 2020 and 2019

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	April 30, 2020	April 30, 2019	April 30, 2020	April 30, 2019
Revenue
Product sales and services	$88,104	$101,497	$203,580	$246,283
Product sales and services - related parties	129,121	135,458	261,247	358,383
Total revenue	217,225	236,955	464,827	604,666
Cost of revenue	55,038	42,494	103,611	150,949
Gross income	162,187	194,461	361,216	453,717

Operating expenses
General and administrative expenses	67,584	92,895	139,335	141,830
Administrative and officer compensation	121,331	122,315	242,539	235,492
Total operating expenses	188,915	215,210	381,874	377,322

Income (loss) from operations	(26,728)	(20,749)	(20,658)	76,395

Other income (expense)
Other income	6,250	1,250	6,250	1,250
Interest expense	(4,982)	(5,586)	(10,327)	(11,132)
Total other income (expense)	1,268	(4,336)	(4,077)	(9,882)

Net income (loss)	$(25,460)	$(25,085)	$(24,735)	$66,513

Basic and diluted net income (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted average shares outstanding - basic and dilutive	31,195,000	31,845,000	31,441,429	31,845,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

Bare Metal Standard, Inc.

Consolidated Statements of Stockholders' Equity (Deficit)

(Unaudited)

					Additional		Total
	Series A Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance October 31, 2019	-	$-	31,845,000	$31,845	$371,705	$(355,948)	$47,602

Cancellation of shares	-	-	(650,000)	(650)	650	-	-
Net income	-	-	-	-	-	725	725

Balance January 31, 2020	-	$-	31,195,000	$31,195	$372,355	$(355,223)	$48,327

Net loss	-	-	-	-	-	(25,460)	(25,460)

Balance April 30, 2020	-	$-	31,195,000	$31,195	$372,355	$(380,683)	$22,867

Balance October 31, 2018	-	$-	31,845,000	$31,845	$371,705	$(439,532)	$(35,982)

Net income	-	-	-	-	-	91,598	91,598

Balance January 31, 2019	-	$-	31,845,000	$31,845	$371,705	$(347,934)	$55,616

Net loss						(25,085)	(25,085)

Balance April 30, 2019	-	$-	31,845,000	$31,845	$371,705	$(373,019)	$30,531

The accompanying notes are an integral part of these unaudited consolidated financial statements

Bare Metal Standard, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	April 30
	2020	2019

Cash flows from operating activities
Net income (loss)	$(24,735)	$66,513
Adjustments to reconcile net income (loss) to net cash provided by operating activites
Amortization of debt discount	2,500	2,486
Changes in operating assets and liabilities:
Accounts receivable	17,223	(6,723)
Accounts receivable - related parties	28,848	(29,351)
Prepaid expenses	2,369	(12,860)
Inventory	1,958	(1,952)
Accounts payable and accrued liabilities	2,192	4,681
Accounts payable - related parties	625	(15,625)
deferred revenue	250	4,250
Net cash provided by operating activities	31,230	11,419

Cash flows from financing activities
Proceeds received from notes payable - related party	-	21,000
Repayment of note payable - related party	(6,113)	(4,080)
Repayment of line of credit	(2,960)	(2,454)
Repayment of note payable	(8,493)	(2,783)
Net cash provided by (used in) financing activities	(17,566)	11,683

Increase in cash and cash equivalents	13,664	23,102
Cash, beginning balance	10,079	11,643
Cash, ending balance	$23,743	$34,745

Supplementary information
Cash paid during the nine months:
Interest	$7,776	$8,647
Income taxes	$-	$-

Non-cash investing and financing activities
Debt discount from warrants issued with note payable	$-	$-
Common stock issued as collateral on note payable	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

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

In March 2020, the COVID-19 outbreak was declared a national public health emergency resulting in a significant reduction in activity at restaurants and related facilities, which are the Company’s primary customer group, due to changes in consumer behavior as public health officials encouraged social distancing and state and local governments mandated restrictions including suspension of dine-in operations, reduced restaurant seating capacity, table spacing requirements, bar closures and additional physical barriers. As a result, the Company experienced a decline in revenues. Further, the Company offered a 50% reduction in royalties to be paid to the Company to its customers for the period from April 1, 2020 through May 31, 2020, which resulted in an impact to revenue of approximately $15,000 during the three months ended April 30, 2020, and is expected to have a similar impact on revenues for the quarter ended July 31, 2020. As discussed in Note 10, the Company received certain loan proceeds from the United States Small Business Administration (“U.S. SBA”) in May 2020.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated interim financial statements of Bare Metal Standard, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended October 31, 2019 contained in the Company’s Form 10K originally filed with the Securities and Exchange Commission on January 22, 2020.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein.  The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the period ended October 31, 2019, as reported in the Company’s Form 10K, have been omitted.

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

Inventories and Provision for Excess or Expired Inventory

Inventory consists of finished goods and consumables held for resale to franchisees and is valued on an average cost basis. Provisions for excess inventory are included in cost of goods sold and have historically been immaterial but adequate to provide for losses. Inventory is reviewed, at least, quarterly. The Company has determined that there was no need to reserve for obsolescence as of April 30, 2020 and October 31, 2019.

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

The following table presents disaggregated revenue for the three and six months ended April 30, 2020:

	Three months ended April 30, 2020	Three months ended April 30, 2019	Six months ended April 30, 2020	Six months ended April 30, 2019

Royalty revenue	$101,305	$134,742	$244,534	$285,062
Training and consulting	37,340	63,446	80,695	184,535
Equipment and truck sales	61,909	20,442	103,474	97,313
Other service revenue	16,671	18,325	36,124	37,756
Total revenue	$217,225	$236,955	$464,827	$604,666

Contract Costs

Costs incurred to obtain a customer contract are not material to the Company. The Company elected to apply the practical expedient to not capitalize contract costs to obtain contracts with a duration of one year or less, which are expensed and included within cost of goods and services.

Contract Liabilities

The Company receives payment up front for the sale of a franchise. The franchise fee is considered to be a contract liability to provide support and services over the period of the license agreement, and are recorded as deferred revenue, with the revenue being recognized ratably over the license period. Additionally, the Company recognizes a contract liability related to any other unsatisfied performance obligations. As of April 30, 2020, the Company had a total of $4,250 in deferred revenue, with $500 expected to be recognized in revenue over the next 12 months, and $3,750 expected to be recognized beyond 12 months over the remaining license period of approximately nine years.

Cost of Revenues

Cost of sales includes all of the costs to service the franchise agreements, and costs to purchase the supplies and products sold to franchisees. Additionally, shipping costs are included in Cost of Revenues in the Unaudited Consolidated Statements of Operations.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding. Diluted net income per share is calculated by dividing net income by the weighted-average common shares outstanding during the period using the treasury stock method. No potentially dilutive securities, consisting of 200,000 outstanding common stock warrants, were included in the calculation of diluted earnings per share as the impact would have been anti-dilutive for the three and six months ended April 30, 2020 and 2019. Therefore, basic and dilutive net income (loss) per share were the same.

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

NOTE 4 – MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

Bare Metal Standard has unrelated customers and one related party customer, whose revenue, during the three and six months ended April 30, 2020 and 2019 represented in excess of 10% of the total revenue and in excess of 10% of total accounts receivable.

Concentration of revenue and related party revenue

During the three months ended April 30, 2020, Bare Metal Standard invoiced royalties and sold product and services, including freight, totaling $129,122 or 59% of total revenue to one related company, Taylor Brothers, Inc. (a company with common officers and shareholders) and had five non-related parties that accounted for 40%, 16%, 14%, 13%, and 13% of non-related party revenue. One non-related party through the Taylor Brothers revenue represents approximately 37% of related party revenue for the three months ended April 30, 2020. During the six months ended April 30, 2020, Bare Metal Standard invoiced royalties and sold product and services, including freight, totaling $261,247 or 56% of total revenue to one related company, Taylor Brothers, Inc. and had five non-related parties that accounted for 40%, 16%, 14%, 14%, and 13% of non-related party revenue. One non-related party through the Taylor Brothers revenue represents approximately 36% of related party revenue for the six months ended April 30, 2020.

During the three months ended April 30, 2019, Bare Metal Standard invoiced royalties and sold product and services, including freight, totaling $135,458 or 57% of total revenue to one related company, Taylor Brothers, Inc. and had five non-related parties that accounted for 44%, 16%, 15%, 12%, and 10% of non-related party revenue. One non-related party through the Taylor Brothers revenue represents approximately 55% of related party revenue for the three months ended April 30, 2019. During the six months ended April 30, 2019, Bare Metal Standard invoiced royalties and sold product and services, including freight, totaling $358,383 or 59% of total revenue to one related company, Taylor Brothers, Inc. and had four non-related parties that accounted for 37%, 15%, 13% and 10% of non-related party revenue. One non-related party through the Taylor Brothers revenue represents approximately 55% of related party revenue for the six months ended April 30, 2019.

Concentration of accounts receivable and related party accounts receivable-

Receivables arising from sales of the Company's products are not collateralized. As of April 30, 2020, total accounts receivable was $90,893 of which $57,471 or 63% was owed by a related party, and five customers represented 31%, 30%, 11%, 10% and 10% of non-related party accounts receivable. As of October 31, 2019, total accounts receivable was $136,964 of which $86,319 or 63% was owed by a related party, and five customers represented 37%, 20%, 14%, 11% and 10% of non-related party accounts receivable.

NOTE 5 – NOTES AND LOAN PAYABLE

The Company has the following notes payable outstanding as of April 30, 2020 and October 31, 2019:

	April 30, 2020	October 31, 2019
Note payable dated June 13, 2018 in the original principal amount of $100,000, maturing June 13, 2028, bearing interest at 12% per year, collateralized by 200,000 units of the Company’s common stock, which have been issued. Each common stock unit includes one common share and the right, to purchase, for up to two years, at a cost of $2, one common share.	$89,362	$92,498

Note payable dated June 20, 2019 in the original principal amount of $10,812, maturing April 1, 2020, bearing interest at 16.24% per year, related to prepaid insurance premium, with monthly payments of $932.	-	5,357

Note payable with a related party dated July 10, 2018 in the original principal amount of $5,000, maturing July 10, 2021, bearing interest at 7% per year, unsecured, with monthly payments of principal and interest of $154.	2,070	2,906

Note payable with a related party dated December 24, 2018 in the original principal amount of $21,000, maturing December 20, 2020, bearing interest at 7% per year, unsecured, with monthly payments of principal and interest of $940.	7,328	12,605

Total notes payable	98,760	113,366
Less: current portion	(15,954)	(24,266)
Less: unamortized discount	(40,563)	(43,063)
Total notes payable, net of discount and current portion	$42,243	$46,037

On November 14, 2017, the Company opened an unsecured line of credit with a bank in the amount of $40,000 bearing interest at the bank prime rate plus 8.5%. The Company is required to make monthly minimum payments based on the current balance outstanding on the line of credit. On April 30, 2020 and October 31, 2019, there was $24,348 and $27,308 outstanding, respectively.

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

Common Stock

The Company is authorized to issue 80,000,000 shares of common stock, $0.001 par value. None were issued during the six months ended April 30, 2020. On July 13, 2018, the Company issued 200,000 non-convertible common share units, which included warrants, as collateral, to be exercised upon uncured default of the note payable described in Note 5.

On January 8, 2020, 650,000 shares of common stock of the Company were returned to the Company and cancelled for no consideration from one shareholder.

NOTE 8 – COMMON STOCK WARRANTS

On July 13, 2018, the Company issued 200,000 common share units, which included common shares and warrants to be exercised within two years, as collateral for a $100,000 loan.

A summary of our stock warrant activity for the six months ended April 30, 2020 is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Outstanding at beginning of period – October 31, 2019	200,000	$2.00	0.62
Expired during the six months ended April 30, 2020	-	-	-
Outstanding at end of period – April 30, 2020	200,000	$2.00	0.12

Exercisable at end of period – April 30, 2020	200,000	$2.00	0.12

The warrants outstanding and exercisable as of April 30, 2020 had no intrinsic value.

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

NOTE 10 – SUBSEQUENT EVENTS

In May 2020, the Company received $92,500 under the Small Business Administration’s Payroll Protection Program. The loan bears interest at a fixed rate of 1%, and matures in May 2022, payable monthly with payments beginning six months after issuance. In accordance with the terms of the Payroll Protection Program, a portion of this loan may be forgiven if the loan proceeds are used for payroll, mortgage, rent and utility costs, but no more than 25% of the forgiveness amount can be related to nonpayroll costs.

In May 2020, the Company received $150,000 under the Small Business Administration’s Economic Injury Disaster Loan. The loan bears interest at a fixed rate of 3.75%, and matures on May 21, 2050, payable monthly with payments of $731 beginning twelve months after issuance. The loan gives the Small Business Administration a security interest in all assets of the Company.

In July 2020, the Board of Directors unanimously adopted a resolution approving the proposed sale of the Company’s assets to Code 96 LLC, a Nevada limited liability company controlled by James Bedal. Code 96 LLC would receive all of the Company’s operating assets in exchange for the assumption of all of the Company’s liabilities. The sale of the Company’s assets is subject to a shareholder vote which will take place at a Special Meeting of stockholders on August 17, 2020.

The Company’s CEO James Bedal has entered into an agreement to sell American-Swiss Capital, Inc. 28,500,000 of his shares of the Company’s Common Stock for $300,000 and to sell one or more other buyers 1,700,000 of his shares of our Common Stock for $50,000. It is anticipated that Mr. Bedal’s sales of 30,200,000 of common stock will occur shortly after the special meeting of shareholders.

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

In March 2020, the COVID-19 outbreak was declared a national public health emergency resulting in a significant reduction in activity at restaurants and related facilities, which are the Company’s primary customer group, due to changes in consumer behavior as public health officials encouraged social distancing and state and local governments mandated restrictions including suspension of dine-in operations, reduced restaurant seating capacity, table spacing requirements, bar closures and additional physical barriers. As a result, the Company experienced a decline in revenues. Further, the Company offered a 50% reduction in royalties to be paid to the Company to its customers for the period from April 1, 2020 through May 31, 2020, which resulted in an impact to revenue of approximately $15,000 during the three months ended April 30, 2020, and is expected to have a similar impact on revenues for the quarter ended July 31, 2020. As discussed in Note 10 to the Company’s consolidated financial statements, the Company received certain loan proceeds from the United States Small Business Administration (“U.S. SBA”) in May 2020, with total proceeds of $242,500.

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

Revenue and Gross Income

During the three months ended April 30, 2020 total revenue from services and product sales, from all franchisees declined by $19,730 or 8% compared to the three months ended April 30, 2019, primarily driven by a decrease in nonrelated party revenue of $13,393 or 13% and a decrease in related party revenue of $6,337, or 5%. The overall decrease in all revenue was primarily due to the economic slowdown associated with COVID during the current quarter. The decline in revenue led to a decline in gross income of $32,274 or 17%.

During the six months ended April 30, 2020, total revenue from services and product sales, from all franchisees, decreased by $139,839 or 23% compared to the six months ended April 30, 2019. This was driven by a decrease in related party revenue from Taylor Brothers of $97,136 and a decrease in non-related party revenue of $42,703. The decrease in revenue was primarily due to less project work in the current period, primarily from Taylor Brothers. This decrease in revenue generated a decrease of $92,501 or 20% in gross income compared to the prior year.

Expenses

For the three months ended April 30, 2020, the Company’s total operating expenses decreased by $26,295 or 12%, and interest expense increased by $604 due to increased debt. Net loss was $25,460 during the three months ended April 30, 2020 compared to $25,085 net loss in the comparable period last year.

For the six months ended April 30, 2020, the Company’s total operating expenses increased by $4,552 or 1%, and interest expense increased by $805 due to increased debt. Net loss was $24,735 during the six months ended April 30, 2020 compared to a net income of $66,513 in the comparable period last year.

Liquidity and Capital Resources

The Company is authorized to issue 80,000,000 shares of its $0.001 par value common stock. As of April 30, 2020, the Company had 31,195,000 shares of common stock issued and outstanding. As of April 30, 2020, the Company had current assets of $141,618 and current liabilities of $72,758.

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

Working Capital

Bare Metal as of April 30, 2020, had current assets of $141,618 and current liabilities of $72,758 or working capital of $68,860 compared to current assets of $178,352 and current liabilities of $80,713 or working capital of $97,639, at October 31, 2019.

Cash Flows - Operating Activities

During the six months ended April 30, 2020, the Company generated cash in the amount of $31,230 from operating activities, compared to $11,419 of cash provided in the six months ended April 30, 2019.

Cash Flows - Investing Activities

The Company did not generate any funds from investing activities during the six months ended April 30, 2020 or 2019.

Cash Flows - Financing Activities

During the six months ended April 30, 2020 the Company used $17,566 of cash in financing activities, consisting of payments on the Company’s various notes payable, compared to $11,683 of cash proceeds during the six months ended April 30, 2019. The Company received a loan from related party of $21,000 and made total repayments on debt of $9,317 during the six months ended April 30, 2019.

Plan of Operation

Bare Metal’s plan of operation is to provide franchise opportunities in the services of commercial kitchen grease exhaust systems (GES) as well as providing franchisee management systems in other industries. As of April 30, 2020, we had $23,743 cash on hand and accounts receivable of $33,422 plus $57,471 accounts receivable from a related party. Management believes, without any additional funding or revenues, the Company has to continue to sell equity securities and use additional debt to finance its operations and continued growth. We will apply any proceeds from future revenues to help cover our expenditures. At this time, management anticipates it will be required to seek outside funding to keep its business operational for the next twelve months, and will continue its efforts to seek additional funding.

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

As of April 30, 2020, Bare Metal had three full time employees and two officers. We are dependent upon our two officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

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

The COVID-19 pandemic has disrupted and is expected to continue to disrupt our business, which has affected and could continue to materially affect our operations, financial condition and results of operations for an extended period of time.

The COVID-19 pandemic, federal, state and local government responses to COVID-19 and our Company’s responses to the outbreak have all disrupted and will continue to disrupt our business. In the United States, individuals are being encouraged to practice social distancing, restricted from gathering in groups and for portions of fiscal 2020, placed on complete restriction from non-essential movements outside of their homes in some areas. In response to the COVID-19 pandemic and these changing conditions, restaurants closed the dining rooms and and operated in a To Go or To Go plus delivery format only, which reduced the need for kitchen cleaning services from the franchisees that generate our revenue. As the COVID-19 pandemic continues to spike in certain areas of the country, there could be additional federal, state or local responses that restrict or otherwise impact our business. The COVID-19 pandemic and these responses have affected and will continue to adversely affect our revenue and we cannot predict how long the outbreak will last or what other government responses may impact us.

We received U.S. SBA loans totaling $242,500, including $92,500 under the Paycheck Protection Program that we expect to be forgiven under the program’s regulations. There can be no assurances that we will be able to maintain significant liquidity to continue operations during the COVID-19 pandemic.

Our operations could be further disrupted if our employees or our franchisee’s employees are diagnosed with COVID-19. If a significant percentage of that workforce is unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, our operations may be negatively impacted, potentially materially adversely affecting our liquidity, financial condition or results of operations.

Our suppliers could be adversely impacted by the COVID-19 outbreak. If our suppliers’ employees are unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, we could face shortages of supplies and our franchise operations and sales could be adversely impacted by such supply interruptions.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 10th day of August, 2020.

BARE METAL STANDARD INC.

BY:	James Bedal

/s/	James Bedal
Principal Executive Officer
Principal Financial Officer and
Principal Accounting Officer

