Form 10-Q
period 2020-07-31
BARE METAL STANDARD INC.
filed 2020-09-15
CIK 1658880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2020

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

 YES ☐      NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 31,195,000 shares of common stock as of September 14, 2020.

Securities registered pursuant to Section 12(b) of the Act: None

PART I. - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

Bare Metal Standard, Inc.

Consolidated Balance Sheets

(UNAUDITED)

	July 31,	October 31
	2020	2019
Current Assets:
Cash	$216,641	$10,079
Accounts receivable	39,381	50,645
Accounts receivable - related parties	100,417	86,319
Inventory	10,613	14,337
Prepaid expenses	23,678	16,972

Total current assets	390,730	178,352

Total assets	$390,730	$178,352

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$21,144	$23,764
Accounts payable related party	4,000	5,375
Deferred revenue	500	-
Bank line of credit	23,065	27,308
Related party note payable - current portion	6,260	12,444
Promissory note payable - current portion	57,341	11,822

Total current liabilities	112,310	80,713
Long term liabilities
Deferred revenue	3,625	4,000
Related party note payable	-	3,067
Promissory note payable, net of discount	242,111	42,970

Total long term liabilities	245,736	50,037

Total liabilities	358,046	130,750

Shareholders' equity
Preferred stock, $0.001 par value, 20,000,000 shares authorized;
None issued and outstanding as of July 31, 2020 and October 31, 2019, respectively	-	-
Common stock, $0.001 par value, 80,000,000 shares authorized;
31,195,000 and 31,845,000 shares issued and outstanding as of July 31, 2020 and October 31, 2019, respectively	31,195	31,845
Additional paid-in capital	372,355	371,705
Accumulated deficit	(370,866)	(355,948)

Total stockholders' equity	32,684	47,602

Total liabilities and stockholders' equity	$390,730	$178,352

The accompanying notes are an integral part of these unaudited consolidated financial statements

Bare Metal Standard, Inc.

Consolidated Statements of Operations

For the three and nine months ended July 31, 2020 and 2019

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	July 31, 2020	July 31, 2019	July 31, 2020	July 31, 2019
Revenue
Product sales and services	$66,009	$111,007	$269,589	$357,290
Product sales and services - related parties	151,579	130,770	412,826	489,153
Total revenue	217,588	241,777	682,415	846,443
Cost of revenue	26,069	45,780	129,680	196,729
Gross income	191,519	195,997	552,735	649,714

Operating expenses
General and administrative expenses	54,826	70,678	194,161	212,508
Administrative and officer compensation	120,882	121,894	363,421	357,386
Total operating expenses	175,708	192,572	557,582	569,894

Income (loss) from operations	15,811	3,425	(4,847)	79,820

Other income (expense)
Other income	-	-	6,250	1,250
Interest expense	(5,994)	(5,513)	(16,321)	(16,645)
Total other income (expense)	(5,994)	(5,513)	(10,071)	(15,395)

Net income (loss)	$9,817	$(2,088)	$(14,918)	$64,425

Basic and diluted net income (loss) per common share	$0.00	$(0.00)	$(0.00)	$0.00

Weighted average shares outstanding - basic and dilutive	31,195,000	31,845,000	31,358,686	31,845,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

Bare Metal Standard, Inc.

Consolidated Statements of Stockholders' Equity (Deficit)

(Unaudited)

					Additional		Total
	Series A Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance October 31, 2019	-	$-	31,845,000	$31,845	$371,705	$(355,948)	$47,602

Cancellation of shares	-	-	(650,000)	(650)	650	-	-
Net income	-	-	-	-	-	725	725

Balance January 31, 2020	-	$-	31,195,000	$31,195	$372,355	$(355,223)	$48,327

Net loss	-	-	-	-	-	(25,460)	(25,460)

Balance April 30, 2020	-	$-	31,195,000	$31,195	$372,355	$(380,683)	$22,867

Net loss	-	-	-	-	-	9,817	9,817

Balance July 31, 2020	-	$-	31,195,000	$31,195	$372,355	$(370,866)	$32,684

Balance October 31, 2018	-	$-	31,845,000	$31,845	$371,705	$(439,532)	$(35,982)

Net income	-	-	-	-	-	91,598	91,598

Balance January 31, 2019	-	$-	31,845,000	$31,845	$371,705	$(347,934)	$55,616

Net loss						(25,085)	(25,085)

Balance April 30, 2019	-	$-	31,845,000	$31,845	$371,705	$(373,019)	$30,531

Net loss						(2,088)	(2,088)

Balance July 31, 2019	-	$-	31,845,000	$31,845	$371,705	$(375,107)	$28,443

The accompanying notes are an integral part of these unaudited consolidated financial statements

Bare Metal Standard, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	July 31
	2020	2019

Cash flows from operating activities
Net income (loss)	$(14,918)	$64,425
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization of debt discount	3,736	3,750
Changes in operating assets and liabilities:
Accounts receivable	11,264	(6,719)
Accounts receivable - related parties	(14,098)	(27,422)
Prepaid expenses	6,401	(18,153)
Inventory	3,724	(5,581)
Accounts payable and accrued liabilities	(2,620)	692
Accounts payable - related parties	(1,375)	(15,625)
Deferred revenue	125	4,125
Net cash used in operating activities	(7,761)	(508)

Cash flows from financing activities
Proceeds received from notes payable - related party	-	21,000
Repayment of note payable - related party	(9,251)	(7,006)
Repayment of line of credit	(4,243)	(3,811)
Proceeds from notes payable	242,500	-
Repayment of note payable	(14,683)	(4,238)
Net cash provided by financing activities	214,323	5,945

Increase in cash and cash equivalents	206,562	5,437
Cash, beginning balance	10,079	11,643
Cash, ending balance	$216,641	$17,080

Supplementary information
Cash paid during the nine months:
Interest	$11,424	$12,896
Income taxes	$-	$-

Non-cash investing and financing activities
Note payable issued for financed insurance	$13,107	$-

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

In March 2020, the COVID-19 outbreak was declared a national public health emergency resulting in a significant reduction in activity at restaurants and related facilities, which are the Company’s primary customer group, due to changes in consumer behavior as public health officials encouraged social distancing and state and local governments mandated restrictions including suspension of dine-in operations, reduced restaurant seating capacity, table spacing requirements, bar closures and additional physical barriers. As a result, the Company experienced a decline in revenues. Further, the Company offered a 50% reduction in royalties to be paid to the Company to its customers for the period from April 1, 2020 through May 31, 2020, which resulted in an impact to revenue of approximately $18,000 and $33,000 during the three and nine months ended July 31, 2020, respectively. As discussed in Note 5, the Company received certain loan proceeds from the United States Small Business Administration (“U.S. SBA”) in May 2020.

In July 2020, the Board of Directors unanimously adopted a resolution approving the proposed sale of the Company’s assets to Code 96 LLC, a Nevada limited liability company controlled by James Bedal and Michael Taylor. Code 96 LLC would receive all of the Company’s operating assets in exchange for the assumption of all of the Company’s liabilities. The sale of the Company’s assets was subject to a shareholder vote took place at a Special Meeting of stockholders on September 5, 2020. This transaction closed on September 8, 2020.

On September 9, 2020, John Karatzaferis, acquired control of 28,500,000 restricted shares of the Company’s issued and outstanding common stock, representing approximately 91.3% of the Company’s total issued and outstanding common stock, from James Bedal, Michael Taylor and Jeffrey Taylor in exchange for $300,000 per the terms of a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and amongst Mr. Karatzaferis, Mr. Bedal, Mr. J.Taylor and Mr. M.Taylor.

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

Inventories and Provision for Excess or Expired Inventory

Inventory consists of finished goods and consumables held for resale to franchisees and is valued on an average cost basis. Provisions for excess inventory are included in cost of goods sold and have historically been immaterial but adequate to provide for losses. Inventory is reviewed, at least, quarterly. The Company has determined that there was no need to reserve for obsolescence as of July 31, 2020 and October 31, 2019.

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

The following table presents disaggregated revenue for the three and nine months ended July 31, 2020:

	Three months ended July 31, 2020	Three months ended July 31, 2019	Nine months ended July 31, 2020	Nine months ended July 31, 2019

Royalty revenue	$109,448	$142,578	$353,982	$427,640
Training and consulting	69,476	47,418	150,171	231,953
Equipment and truck sales	20,917	32,576	124,391	129,889
Other service revenue	17,747	19,205	53,871	56,961
Total revenue	$217,588	$241,777	$682,415	$846,443

Contract Costs

Costs incurred to obtain a customer contract are not material to the Company. The Company elected to apply the practical expedient to not capitalize contract costs to obtain contracts with a duration of one year or less, which are expensed and included within cost of goods and services.

Contract Liabilities

The Company receives payment up front for the sale of a franchise. The franchise fee is considered to be a contract liability to provide support and services over the period of the license agreement, and are recorded as deferred revenue, with the revenue being recognized ratably over the license period. Additionally, the Company recognizes a contract liability related to any other unsatisfied performance obligations. As of July 31, 2020, the Company had a total of $4,125 in deferred revenue, with $500 expected to be recognized in revenue over the next 12 months, and $3,625 expected to be recognized beyond 12 months over the remaining license period of approximately nine years.

Cost of Revenues

Cost of sales includes all of the costs to service the franchise agreements, and costs to purchase the supplies and products sold to franchisees. Additionally, shipping costs are included in Cost of Revenues in the Unaudited Consolidated Statements of Operations.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding. Diluted net income per share is calculated by dividing net income by the weighted-average common shares outstanding during the period using the treasury stock method. No potentially dilutive securities, consisting of 200,000 outstanding common stock warrants, were included in the calculation of diluted earnings per share as the impact would have been anti-dilutive for the three and nine months ended July 31, 2020 and 2019. Therefore, basic and dilutive net income (loss) per share were the same.

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

NOTE 4 – MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

Bare Metal Standard has unrelated customers and one related party customer, whose revenue, during the three and nine months ended July 31, 2020 and 2019 represented in excess of 10% of the total revenue and in excess of 10% of total accounts receivable.

Concentration of revenue and related party revenue

During the three months ended July 31, 2020, Bare Metal Standard invoiced royalties and sold product and services, including freight, totaling $151,579 or 70% of total revenue to one related company, Taylor Brothers, Inc. (a company with common officers and shareholders) and had five non-related parties that accounted for 35%, 19%, 17%, 14%, and 10% of non-related party revenue. One non-related party through the Taylor Brothers revenue represents approximately 61% of related party revenue for the three months ended July 31, 2020. During the nine months ended July 31, 2020, Bare Metal Standard invoiced royalties and sold product and services, including freight, totaling $412,826 or 60% of total revenue to one related company, Taylor Brothers, Inc. and had five non-related parties that accounted for 38%, 15%, 15%, 15%, and 13% of non-related party revenue. One non-related party through the Taylor Brothers revenue represents approximately 45% of related party revenue for the nine months ended July 31, 2020.

During the three months ended July 31, 2019, Bare Metal Standard invoiced royalties and sold product and services, including freight, totaling $130,770 or 54% of total revenue to one related company, Taylor Brothers, Inc. and had five non-related parties that accounted for 42%, 16%, 14%, 14%, and 12% of non-related party revenue. One non-related party through the Taylor Brothers revenue represents approximately 41% of related party revenue for the three months ended July 31, 2019. During the nine months ended July 31, 2019, Bare Metal Standard invoiced royalties and sold product and services, including freight, totaling $489,153 or 58% of total revenue to one related company, Taylor Brothers, Inc. and had five non-related parties that accounted for 38%, 15%, 13%, 11% and 10% of non-related party revenue. One non-related party through the Taylor Brothers revenue represents approximately 51% of related party revenue for the nine months ended July 31, 2019.

Concentration of accounts receivable and related party accounts receivable-

Receivables arising from sales of the Company's products are not collateralized. As of July 31, 2020, total accounts receivable was $139,798 of which $100,417 or 72% was owed by a related party, and five customers represented 27%, 25%, 18% and 15% of non-related party accounts receivable. As of October 31, 2019, total accounts receivable was $136,964 of which $86,319 or 63% was owed by a related party, and five customers represented 37%, 20%, 14%, 11% and 10% of non-related party accounts receivable.

NOTE 5 – NOTES AND LOAN PAYABLE

The Company has the following notes payable outstanding as of July 31, 2020 and October 31, 2019:

	July 31, 2020	October 31, 2019
Note payable dated June 13, 2018 in the original principal amount of $100,000, maturing June 13, 2028, bearing interest at 12% per year, collateralized by 200,000 units of the Company’s common stock, which have been issued. Each common stock unit includes one common share and the right, to purchase, for up to two years, at a cost of $2, one common share.	$87,722	$92,498

Note payable dated June 20, 2019 in the original principal amount of $10,812, maturing April 1, 2020, bearing interest at 16.24% per year, related to prepaid insurance premium, with monthly payments of $932.	-	5,357

Note payable with a related party dated July 10, 2018 in the original principal amount of $5,000, maturing July 10, 2021, bearing interest at 7% per year, unsecured, with monthly payments of principal and interest of $154.	1,640	2,906

Note payable with a related party dated December 24, 2018 in the original principal amount of $21,000, maturing December 20, 2020, bearing interest at 7% per year, unsecured, with monthly payments of principal and interest of $940.	4,620	12,605

Note payable dated June 20, 2020 in the original principal amount of $13,107, maturing April 2021, bearing interest at 15% per year, related to prepaid insurance premium, with monthly payments of $1,131.	8,557	-

U.S. SBA Paycheck Protection Program, bearing interest at 1% , maturing May 4, 2022 if not forgiven under the terms of the program, unsecured	92,500	-

U.S. SBA EIDL, bearing interest at 3.75% , maturing May 21, 2050 with payments of $731 beginning one year from the date of issuance through maturity, secured by all assets of the Company.	150,000	-

Total notes payable	345,039	113,366
Less: current portion	(63,601)	(24,266)
Less: unamortized discount	(39,327)	(43,063)
Total notes payable, net of discount and current portion	$242,111	$46,037

On November 14, 2017, the Company opened an unsecured line of credit with a bank in the amount of $40,000 bearing interest at the bank prime rate plus 8.5%. The Company is required to make monthly minimum payments based on the current balance outstanding on the line of credit. On July 31, 2020 and October 31, 2019, there was $23,065 and $27,308 outstanding, respectively.

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

Common Stock

The Company is authorized to issue 80,000,000 shares of common stock, $0.001 par value. None were issued during the nine months ended July 31, 2020. On July 13, 2018, the Company issued 200,000 non-convertible common share units, which included warrants, as collateral, to be exercised upon uncured default of the note payable described in Note 5.

On January 8, 2020, 650,000 shares of common stock of the Company were returned to the Company and cancelled for no consideration from one shareholder.

NOTE 8 – COMMON STOCK WARRANTS

On July 13, 2018, the Company issued 200,000 common share units, which included common shares and warrants to be exercised within two years, as collateral for a $100,000 loan.

A summary of our stock warrant activity for the nine months ended July 31, 2020 is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Outstanding at beginning of period – October 31, 2019	200,000	$2.00	0.62
Expired during the nine months ended July 31, 2020	(200,000)	2.00	-
Outstanding at end of period – July 31, 2020	-	$-	-

Exercisable at end of period – July 31, 2020	-	$-	-

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

NOTE 10 – SUBSEQUENT EVENTS

In July 2020, the Board of Directors unanimously adopted a resolution approving the proposed sale of the Company’s assets to Code 96 LLC, a Nevada limited liability company controlled by James Bedal and Michael Taylor. Code 96 LLC would receive all of the Company’s operating assets in exchange for the assumption of all of the Company’s liabilities. The sale of the Company’s assets was subject to a shareholder vote took place at a Special Meeting of stockholders on September 5, 2020. This transaction closed on September 8, 2020.

On September 9, 2020, John Karatzaferis, acquired control of 28,500,000 restricted shares of the Company’s issued and outstanding common stock, representing approximately 91.3% of the Company’s total issued and outstanding common stock, from James Bedal, Michael Taylor and Jeffrey Taylor in exchange for $300,000 per the terms of a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and amongst Mr. Karatzaferis, Mr. Bedal, Mr. J.Taylor and Mr. M.Taylor.

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

In March 2020, the COVID-19 outbreak was declared a national public health emergency resulting in a significant reduction in activity at restaurants and related facilities, which are the Company’s primary customer group, due to changes in consumer behavior as public health officials encouraged social distancing and state and local governments mandated restrictions including suspension of dine-in operations, reduced restaurant seating capacity, table spacing requirements, bar closures and additional physical barriers. As a result, the Company experienced a decline in revenues. Further, the Company offered a 50% reduction in royalties to be paid to the Company to its customers for the period from April 1, 2020 through May 31, 2020, which resulted in an impact to revenue of approximately $18,000 and $33,000 during the three and nine months ended July 31, 2020, respectively. As discussed in Note 5, the Company received certain loan proceeds from the United States Small Business Administration (“U.S. SBA”) in May 2020 with total proceeds of $242,500.

In July 2020, the Board of Directors unanimously adopted a resolution approving the proposed sale of the Company’s assets to Code 96 LLC, a Nevada limited liability company controlled by James Bedal and Michael Taylor. Code 96 LLC would receive all of the Company’s operating assets in exchange for the assumption of all of the Company’s liabilities. The sale of the Company’s assets was subject to a shareholder vote took place at a Special Meeting of stockholders on September 5, 2020. This transaction closed on September 8, 2020.

On September 9, 2020, John Karatzaferis, acquired control of 28,500,000 restricted shares of the Company’s issued and outstanding common stock, representing approximately 91.3% of the Company’s total issued and outstanding common stock, from James Bedal, Michael Taylor and Jeffrey Taylor in exchange for $300,000 per the terms of a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and amongst Mr. Karatzaferis, Mr. Bedal, Mr. J.Taylor and Mr. M.Taylor.

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

Revenue and Gross Income

During the three months ended July 31, 2020 total revenue from services and product sales, from all franchisees declined by $24,189 or 10% compared to the three months ended July 31, 2019, primarily driven by a decrease in nonrelated party revenue of $44,998 or 41%, partially offset by an increase in related party revenue of $20,809, or 16%. The overall decrease in all revenue was primarily due to the economic slowdown associated with COVID during the current quarter. The decline in revenue led to a decline in gross income of $4,478 or 2%.

During the nine months ended July 31, 2020, total revenue from services and product sales, from all franchisees, decreased by $164,028 or 19% compared to the nine months ended July 31, 2019. This was driven by a decrease in related party revenue from Taylor Brothers of $76,327 and a decrease in non-related party revenue of $87,701. The decrease in revenue was primarily due to less project work in the current period, primarily from Taylor Brothers, and the economic slowdown associated with COVID-19 during the past six months. This decrease in revenue generated a decrease of $96,979 or 15% in gross income compared to the prior year.

Expenses

For the three months ended July 31, 2020, the Company’s total operating expenses decreased by $16,864 or 9%, and interest expense increased by $481 due to increased debt. Net income was $9,817 during the three months ended July 31, 2020 compared to $2,088 net loss in the comparable period last year.

For the nine months ended July 31, 2020, the Company’s total operating expenses decreased by $12,312 or 2%, and interest expense decreased by $324, The Company also received a $5,000 grant from the US SBA as part of government economic relief efforts during the nine months ended July 31, 2020. Net loss was $14,918 during the nine months ended July 31, 2020 compared to a net income of $64,425 in the comparable period last year.

Liquidity and Capital Resources

The Company is authorized to issue 80,000,000 shares of its $0.001 par value common stock. As of July 31, 2020, the Company had 31,195,000 shares of common stock issued and outstanding. As of July 31, 2020, the Company had current assets of $390,730 and current liabilities of $112,310.

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

Working Capital

Bare Metal as of July 31, 2020, had current assets of $390,730 and current liabilities of $112,310 or working capital of $278,420 compared to current assets of $178,352 and current liabilities of $80,713 or working capital of $97,639, at October 31, 2019.

Cash Flows - Operating Activities

During the nine months ended July 31, 2020, the Company used cash in the amount of $7,761 from operating activities, compared to $508 of cash used in the nine months ended July 31, 2019.

Cash Flows - Investing Activities

The Company did not generate any funds from investing activities during the nine months ended July 31, 2020 or 2019.

Cash Flows - Financing Activities

During the nine months ended July 31, 2020 the Company received $214,323 of cash from financing activities, consisting of proceeds from the SBA EIDL and Paycheck Protection Program of $242,500, partially offset by payments on the Company’s various notes payable of $28,177, compared to $5,945 of cash proceeds during the nine months ended July 31, 2019. The Company received a loan from related party of $21,000 and made total repayments on debt of $15,055 during the nine months ended July 31, 2019.

Plan of Operation

Bare Metal’s plan of operation is to provide franchise opportunities in the services of commercial kitchen grease exhaust systems (GES) as well as providing franchisee management systems in other industries. As of July 31, 2020, we had $216,641 cash on hand and accounts receivable of $39,381 plus $100,417 accounts receivable from a related party. Management believes, without any additional funding or revenues, the Company has to continue to sell equity securities and use additional debt to finance its operations and continued growth. We will apply any proceeds from future revenues to help cover our expenditures. At this time, management anticipates it will be required to seek outside funding to keep its business operational for the next twelve months, and will continue its efforts to seek additional funding.

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

As of July 31, 2020, Bare Metal had three full time employees and two officers. We are dependent upon our two officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 15th day of September, 2020.

BARE METAL STANDARD INC.

BY:	John Karatzaferis

/s/	John Karatzaferis
Principal Executive Officer
Principal Financial Officer and
Principal Accounting Officer

